Form 10-K
period 2009-12-31
Andatee China Marine Fuel Services Corp
filed 2010-03-02
CIK 1469606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to  ____
Commission File Number 001-34608

Andatee China Marine Fuel Services Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0445030
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

 (Address of Principal Executive Offices) (Zip Code)
 (Registrant’s Telephone Number, Including Area Code)

Dalian Ganjingzi District, Dalian Wan Lijiacun
Unit C, No. 68 West Binhai Road, Xigang District Dalian
People’s Republic of China
011 (86411) 8360 4683

Securities registered under Section 12(b) of the Exchange Act:
Common Stock, par value $0.001
Name of each exchange on which registered:
The Nasdaq Global Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

As of the close of business on February 26, 2010, the aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $22.08 million based on the closing sale price of the Common stock on the Nasdaq Global Market on that date. The registrant does not have any non-voting common equity.

The Company had 9,134,921 shares of common stock issued and outstanding as of February 26, 2010.

Documents Incorporated by Reference

None.

Table of Contents

i

Part I

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Andatee China Marine Fuel Services Corporation that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements including those set forth in Item 1A of this report. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

We file reports with the Securities and Exchange Commission (“SEC” or “Commission”). We make available on our website (http://www.andatee.com) free of charge our public reports filed pursuant to the Exchange Act and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Information appearing at our website is not a part of this Annual Report on Form 10-K. You can also read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including our reports.

Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2009” mean the year ended December 31, 2009, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

We obtained statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While we believe that the statistical data, industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

Except where the context otherwise requires and for purposes of this Annual Report:

•
the terms “we,” “us,” “our company,” “our” refer to Andatee China Marine Fuel Services Corporation, a Delaware corporation, its subsidiaries Goodwill Rich International Limited and Dalian Fusheng Consulting Co. Ltd., its variable interest entity (VIE), Dalian Xingyuan Marine Bunker Co. Ltd., through which entity we conduct all of our business operations, and the subsidiaries of our VIE entity, which are Donggang Xingyuan Marine Bunker Company Ltd., Xiangshan Yongshinanlian Petrol Company Ltd., and Rongcheng Xinfa Petrol Company Ltd.;

•	the term “Andatee” refers to Andatee China Marine Fuel Services Corporation, the parent company;
•	the term Goodwill’’ refers to Goodwill Rich International Limited, a subsidiary of Andatee, which for financial reporting purposes is the predecessor to Andatee; and
•	“China” and “PRC” refer to the People’s Republic of China, and for the purpose of this Annual Report only, excluding Taiwan, Hong Kong and Macau.

The standard barrel of 42 US gallons is used in the United States as a measure of crude oil, and the producers of other petroleum products as reported on the US commodities or stock exchanges tend to convert their production volumes into barrels for global reporting purposes. Elsewhere in the world, oil is commonly measured in liters or cubic meters (1,000 liters equals one cubic meter, and 159 liters equals one US 42 gallon barrel) or in tons (the latter customarily used by European oil companies). The fuel oils produced by the company, however, are qualitatively different products from crude oil. In its essence, they are types of heavy oil, with densities ranging from 0.82 to 0.95, thus, making it impracticable to use US barrels for measuring and reporting purposes. In addition, all of the company supply, vendor and client contracts are executed in tons, not in barrels.

The conversion chart below illustrates the conversions between barrels or liters and tons, as applied to our product line:

Product#	Temperature	Density	Liters/Ton	Barrels/Ton

2#	20°C	0.850	1,176	7.40
3#	20°C	0.895	1,117	7.03
4#	20°C	0.947	1,056	6.64
120CST	20°C	0.988	1,012	6.36
180CST	20°C	0.988	1,012	6.36

This Annual Report contains translations of certain Renminbi, or RMB, the legal currency of China, amounts into U.S. dollars at the rate of RMB6.8225 to $1.00, the noon buying rate in effect on December 31, 2009, in New York City for cable transfers of Renminbi as certified for customs purposes by the Federal Reserve Bank of New York. We make no representation that the Renminbi or U.S. dollar amounts referred to in this report could have been or can be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. On February 22, 2010, the noon buying rate was approximately RMB6.83 to $1.00.

Unless the context indicates otherwise, all share and per share data in this report give effect to a 1-for-1.333334 reverse share split that became effective on October 19, 2009.

Item 1.	Business

Overview of our Company

We carry out all of our business through our Hong Kong subsidiary, Goodwill, its wholly-owned Chinese subsidiary, Fusheng, and Fusheng’s variable interest entity (VIE), Dalian Xingyuan, and Dalian Xingyuan’s subsidiaries (Dalian Xingyuan and its subsidiaries being collectively referred to as the VIE entities).  Through these VIE entities, we are engaged in the production, storage, distribution and wholesale purchases and sales of blended marine fuel oil for cargo and fishing vessels with operations mainly in Liaoning, Shandong and Zhejiang Provinces in People’s Republic of China (PRC). We compete by providing our customers value added benefits, including single-supplier convenience, competitive pricing, logistical support and fuel quality control. Our sales of marine oil for fishing boats represented approximately 79% of our total revenue for the period 2006 − 2009 as compared with the sale of marine oil for cargo vessels which represented the remaining 21% of our total revenue for the same periods. Currently, we sell approximately 57% of our products through distributors and approximately 43% to retail customers. Our products are substitutes for diesel used throughout east China fishing industry by small to medium sized cargo vessels. Our core facilities include as storage tanks, berths (the space allotted to a vessel at the wharf), marine fuel pumps, blending facilities and tankers. Our sales network covers major depots along the towns of Dandong, Shidao and Shipu along the east coast of China.

Our operations in China are conducted through our VIE, Dalian Xingyuan Marine Bunker Company, Ltd and its three subsidiaries: Donggang Xingyuan Marine Bunker Company, Ltd. (located in Dandong City, Liaoning Province, and established in April 2008 under the laws of the PRC), Xiangshan Yongshi Nanlian Petrol Company, Ltd. (located in Xiangshan City, Zhejiang Province, and established in May 1997 under the laws of the PRC) and Rongcheng Xinfa Petrol Company, Ltd. (located in Rongcheng City, Shandong Province, and established in September 2007 under the laws of the PRC).

Our marine fuel for cargo vessels is classified as CST180 and CST120; our marine fuel for fishing boats/vessels, - #2 fuel (for engines with 1,800 rpm capacity), #3 fuel (for engines with 1,600 rpm capacity) and #4 fuel (for engines with 1,400 rpm capacity). We also produce blended marine fuel according to customer specifications using our proprietary blending technology. Our own blend of Marine Diesel Oil, #3 fuel and #4 fuel are substitutes for the traditional diesel oil, commonly known as #0 diesel oil, used by most small to medium vessels. We generate virtually all of our revenues from our own brands of blended oil products.

Andatee China Marine Fuel Services Corporation is a Delaware corporation.  Our executive offices are located in the City of Dalian, a key international shipping hub and international logistics center in North China. Our main offices are located in the city of Dalian, Dalian Ganjingzi District, Dalian Wan Lijiacun, at Unit C, No. 68 West Binhai Road, Xigang District Dalian, China. Our telephone and fax numbers are (86411) 8360 4683 and (86411) 8360 4683, respectively. Our website address is http://www.andatee.com. The information on our website is not part of this Annual Report.

The following map shows locations of our VIE’s in various parts across the coast of east China:

Organizational Structure and Corporate History

Our VIE operating entity, Dalian Xingyuan, has three subsidiaries: Donggang Xingyuan Marine Bunker Company Ltd. (located in Dandong City, Liaoning Province, and established in April 2008 under the laws of the PRC), Xiangshan Yongshinanlian Petrol Company Ltd. (located in Xiangshan City, Zhejiang Province, and established in May 1997 under the laws of the PRC) and Rongcheng Xinfa Petrol Company Ltd. (located in Rongcheng City, Shandong Province, and established in September 2007 under the laws of the PRC). Dalian Xingyuan and its three subsidiaries are collectively referred to as the ‘‘VIE’’. Dalian Xingyuan was established in September 2001 with a registered capital of RMB7 million and began providing refueling services to the marine vessels in Dalian Port in Dalian City. The Board of Directors of Dalian Xingyuan consists of 3 members, including An Fengbin, Wang Yu and Liu Shaoyuan. Mr. An is Chairman of the Board and General Manager of Dalian Xingyuan. Upon the October 28, 2008 incorporation of Goodwill, Goodwill and the shareholders of Dalian Xingyuan had entered into a series of separate agreements under which Goodwill and Dalian Xingyuan were deemed, until March 2009, to be under the common control of the shareholders of Dalian Xingyuan.

We conduct all of our business operations through Dalian Xingyuan, our operating entity, wihch was established in September 2001 with a registered capital of RMB7 million and began providing refueling services to the marine vessels in Dalian Port in Dalian City. We do not own any equity interests in Dalian Xingyuan. Our relationships with Dalian Xingyuan and its shareholders are governed by a series of contractual arrangements Dalian Xingyuan has with our wholly-owned onshore subsidiary, Dalian Fusheng Consulting Co., Ltd. (“Fusheng”). Under Chinese laws, each of Fusheng and Dalian Xingyuan is an independent legal entity and neither of them is exposed to liabilities incurred by the other party. Other than pursuant to the contractual arrangements between Fusheng and Dalian Xingyuan, Dalian Xingyuan does not transfer any other funds generated from its operations to Fusheng. Fusheng entered into these contractual arrangements with Dalian Xingyuan in March 2009, as discussed in detail below. Subsequently, Fusheng assigned its rights under these contractual arrangements to us.  Thus, we control and receive the economic benefits of their business operations through contractual arrangements. Dalian Xingyuan holds the licenses and approvals necessary to operate its business in China. We have contractual arrangements with Dalian Xingyuan and its shareholders pursuant to which we provide technology consulting and other general business operation services to Dalian Xingyuan. Through these contractual arrangements, we also have the ability to substantially influence Dalian Xingyuan’s daily operations and financial affairs, since we are able to appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements which enable us to control Dalian Xingyuan and to receive, through our offshore subsidiary and VIE’s, all of Dalian Xingyuan’s profits, we are considered the primary beneficiary of Dalian Xingyuan. Accordingly, we consolidate Dalian Xingyuan’s results, assets and liabilities in our financial statements, which is a typical arrangement for companies that are traded and registered in the United States that maintain operations in the PRC.

In 2003, Xingyuan became the sole supplier of fuel oil to China Shipping Group Co., Ltd.’s vessels in Dalian. In 2005, through our partnership with the Dalian University of Technology, Xingyuan successfully developed its own blend of marine fuel as an alternative fuel substitute which, while reducing cost by approximately 20%, maintains the same energy efficiency as major marine fuel brands. Following the success of our fuel substitutes, we established distribution centers in Shandong Shidao, Liaoning Donggang and Zhejiang Nanlian. Before October 2007, we were a joint venture company through a subsidiary of China Petroleum in Northern China, which is the largest petroleum company in the PRC. We purchased 100% of the joint venture and commenced our operations as a private company. Xingyuan also developed the blending ability for CST120 and CST180 brands of its fuel which are used for cargo vessels.

In December 2008, Xingyuan entered into an agreement with the shareholder of Xiangshan Nanlian, which is located in the town of Shipu, Xiangshan county, Zhejiang Province. We purchased a 63% ownership stake in Xiangshan Nanlian for a purchase price of approximately $2.2 million (RMB15.12 million). Also in late December 2008, we entered into an agreement with shareholders of Rongcheng Xinfa to acquire its 90% ownership stake in the entity for a purchase price of approximately US$1.45 million (RMB9.9 million). The purpose of these agreements was to establish and extend our distribution network in an orderly and sustained way. Subsequently, on March 26, 2009, Fusheng, Xingyuan and the shareholders of Xingyuan entered into a series of agreements, including the Consulting Services Agreement, the Operating Agreement, the Equity Pledge Agreement, the Option Agreement and the Proxy and Voting Agreement. Xingyuan entered into these agreements with Fusheng because of the PRC laws and regulations restricting the ability of offshore entities to acquire or dispose of ownership of domestic companies. These agreements ensure that the original minority shareholders of Xingyuan will regain their respective pro rata ownership upon triggering of the conditions set forth in the agreements. Under these agreements, the Company obtained the ability to direct the operations of Xingyuan and its subsidiaries and to obtain the economic benefit of their operations. Therefore, management determined that Xingyuan became a variable interest entity and the Company was determined to be the primary beneficiary of Xingyuan and its subsidiaries. Accordingly, beginning March 26, 2009, the Company has consolidated the assets, liabilities, results of operations and cash flows of Xingyuan and its subsidiaries its financial statements.

In August 2009, Andatee entered into a share exchange agreement (the “Exchange Agreement”) with all of the shareholders of Goodwill Rich International Limited, a Hong Kong company (“Goodwill”). Pursuant to the Exchange Agreement, Andatee agreed to issue 6,000,000 shares of its common stock in exchange for all of the issued and outstanding securities of Goodwill (”Share Exchange”). The Goodwill shareholders included Star Blessing Enterprise Limited (“SBE”), a company organized under the laws of the British Virgin Islands, (i) Growing Sincere Limited (“GSL”) a company organized under the laws of the British Virgin Islands, (ii) White Bright Limited (“WBL”), a company organized under the laws of the British Virgin Islands, and (iii) Shining Joy Group Limited (“SJG”) a company organized under the laws of the British Virgin Islands. Prior to the Share Exchange, SBE, GSL, WBL and SJG beneficially owned 89.04%, 4%, 3% and 3.96% of equity securities in Goodwill, respectively. The Share Exchange closed on October 16, 2009. Andatee did not issue any fractional shares in connection with the Share Exchange. Upon the closing of the Share Exchange, Andatee (i) became the 100% parent of Goodwill, and its wholly-owned subsidiary, Dalian Fusheng Consulting Co., Ltd., and (ii) assumed the operations of Goodwill and its subsidiaries. The transactions contemplated by the Exchange Agreement, as amended, were intended to be a ‘‘tax-free’’ incorporation pursuant to the provisions of Section 351 of the Internal Revenue Code of 1986, as amended. The organization of Andatee and its acquisition of Goodwill Rich did nothing more than to change the name of Goodwill Rich to Andatee, change its place of incorporation/organization, and change its capital structure from 10,000 shares outstanding to 8,000,000 shares outstanding (prior to the October 2009 reverse stock split). For financial reporting purposes, the Share Exchange will be accounted for as a recapitalization of Goodwill affected through a combination of companies (Andatee and Goodwill) under common control, which will be recorded at historical cost. As a result, Goodwill is deemed to be the predecessor of Andatee for financial reporting purposes, and the historical financial statements of Goodwill presented in this report will become the historical financial statements of Andatee (after being adjusted to retroactively reflect the effects of the recapitalization to 6,000,000 issued and outstanding common shares) at such time as Andatee issues financial statements for the period that includes October 16, 2009.

On October 16, 2009, our Board approved a reverse split in the 1-for-1.333334 ratio. Following shareholder approval of the split, we effected the split on October 19, 2009. Immediately following the reverse stock split, all outstanding shares of our common stock was exchanged for the newly issued shares of common stock on the basis of the reverse split ratio. The par value of common stock was not affected by the split. As a result of the split, the number of shares available for future issuances has increased and the number of currently outstanding shares of our common stock decreased. The purpose of the split was to recapitalize all of our outstanding shares of capital stock into shares of the same class of common stock to be sold in the January 2010 initial public offering.

The following diagram illustrates our corporate structure following the consummation of the Exchange Agreement:

Industry Overview

According to Oil & Gas Journal (OGJ), China had 18.3 billion barrels of proven oil reserves as of January 2006, flat from the previous year. EIA estimates that China will produce 3.8 million barrels per day (Mmbbl/d) of oil in 2006, slightly higher than the previous year. Of this, 96% is expected to be crude oil. EIA estimates that China will consume 7.4 Mmbbl/d of oil in 2006, representing nearly a half million barrels per day increase from 2005. For 2006, EIA data forecasts that China’s increase in oil demand will represent 38% of the world total increase in demand. China’s petroleum industry has undergone major changes over the last decade. In 1998, the Chinese government reorganized most state owned oil and gas assets into two vertically integrated firms: the China National Petroleum Corporation (CNPC) and the China Petroleum and Chemical Corporation (Sinopec). Each of these companies operates a range of local subsidiaries. The other major state sector firm is the China National Offshore Oil Corporation (CNOOC), which handles offshore exploration and production and accounts for roughly 15% of China’s domestic crude oil production.

According to OGJ, China had 6.2 Mmbbl/d of crude oil refining capacity as of January 2006. Sinopec and CNPC are the two dominant players in China’s oil refining sector. The expansive sector is undergoing modernization and consolidation, with dozens of small refineries shut down in recent years and larger refineries expanding and upgrading their existing facilities. In July 2006, PetroChina completed the expansion of its Dalian refining center, raising the plant’s capacity from 210,000 bbl/d to 410,000 bbl/d, making it the largest refinery in China. China has been ranked the highest in the world for the volume of the cargo and container output for the last 5 consecutive years. According to the National Development and Reform Commission and the National Bureau of Statistics of China, in 2007, total logistics industry output increased to RMB 75,228.3 billion, or by 26.2%. The same report estimated that by 2010, the total industry output will reach RMB 1.2 trillion, with 20% growth annually. By the end of 2007, China had 14 harbors with 100 million ton capacity, up from 12 in 2006. In total, there are over 1,400 harbors in China with more than 35,000 dock berth with cargo capacity of 3.4 billion tons and 61.5 million shipping containers. Also, in 2007, China sea infrastructure and logistics industries added RMB 341.4 billion in value, an increase of more than 21%. In 2007, the total fuel consumption in the PRC exceeded 40.7 billion tons; for the same period, the total consumption by region, including Liaoning, Shandong and Zhejiang Provinces, where we primarily operate, was in excess of 818 million tons.

The market for oil for small and medium size vessels, i.e. less than 3,000 tons, is very fragmented with no discernible market leader. It is characterized by intense price competition, uneven product and service quality and is dominated by many small fuel trading companies. Most of these trading companies do not have stable supply sources or a strong working capital to withstand market risk. Unstable supplies often lead to chronic shortages of oil in the market resulting in black market operations and counterfeit products. Boats and vessels operators when docking at berths for refueling are often at the mercy of oil merchants selling them assortments of fuel oil from various suppliers in the market. Boat and vessel operators are at high risk when oil merchants market them poor quality oil or counterfeit products that have insufficient energy efficiency or cause damages to engines. Therefore, our experience has consistently shown that vessel operators are willing to pay a premium for consistent quality products and services.

Our Products and Services

We blend and supply marine fuel as an alternative fuel for Chinese cargo and fishing vessels. Our sales of fuel for fishing boats represented approximately 79% of our total revenue for the period 2006 − 2009 as compared with the sale of fuel for cargo vessels which represented the remaining 21% of our total revenue for the same periods. Our cargo vessel fuel is designated as CST180 and CST120; fishing boat/vessel fuel - #2 fuel (for engines with 1,800 rpm capacity), #3 fuel (for engines with 1600 rpm capacity) and #4 fuel (for engines with 1400 rpm capacity). We also blend fuel to specific customer specifications using our proprietary blending technology. Our own blend of Marine Diesel Oil, #3 fuel oil and #4 fuel oil are able to replace the traditional diesel oil, commonly known as #0 diesel oil, used by most small to medium vessels and boats. Currently, we sell approximately 57% of our products through distributors and approximately 43% of our products to retail customers. Fuel is classified into 6 classes, numbered 1 through 6, each according to its boiling point, composition and purpose. The boiling point, in the range of 175 − 600°C, and carbon chain length, in the range of 20 − 70 atoms, of the fuel increases with fuel number, i.e. the higher the class number, the higher the boiling point and the carbon chain length as well as oil’s viscosity. Price of oil, on the other hand, usually decreases as the fuel number increases since higher number fuel must be heated to overcome its viscosity.

The following table represents the description of our sales organized by product and geographical markets for the periods 2006 − 2009:

	Year ended December 31
	2009		2008		2007
	Tons	%	Tons	%	Tons	%
	(in thousands)		(in thousands)		(in thousands)
Products
2#	17.18	7.14%	-	0%	-	0%
3#	22.81	9.48%	18.58	14.58%	7.13	3%
4#	151.93	63.17%	90.49	71%	169.08	72%
180CST	31.47	13.08%	15.99	12.58%	49.14	20.9%
120CST	17.12	7.12%	2.37	1.86%	9.38	4.1%

Areas
Dalian	91.03	37.85%	40.89	32.09%	84.95	36.2%
Shandong	109.48	45.52%	79.08	62.06%	149.79	63.8%
Donggang	20.16	8.38%	7.45	5.85%	-	0%
Zhejiang	19.85	8.25%	-	0%	-	0%

Our Competitive Strengths

Our business objective is to become the premium ‘‘one-stop’’ marine service provider for cargo, fishing and other vessels in China through our integrated distribution networks. We believe that our business model offers competitive advantages over our current market competition through:

•
Product Superiority and Price Competitiveness - our blended marine fuel is price competitive as compared with various brands of diesel oil available in the local PRC market. In fact, based on quarterly 2009 price data, our blended fuel (#4), while maintaining the same fuel efficiency, is, on average, US$144 per ton cheaper than the leading diesel fuel brand.

•
Brand Recognition - our consistent, what we believe to be superior product quality over the years has resulted in our dominance in the fishing boat and vessel market in the provinces where we maintain our operations. Through our VIE entities, we are the largest privately owned company engaged in marine fuel industry in northern China. We intend to take advantage of our brand to increase our customer base and to leverage our brand and build an integrated distribution system for our range of related oil products and services. We believe our strong branding has allowed us to develop a broad base of end-user customers, expand our sales channels and facilitate more rapid acceptance of our new products.

•
Reliability of Our Supplies of Raw Materials - We have stable and reliable raw material suppliers for our production. Our relationships with upstream suppliers enables us to be a low cost producer. We have a long-standing relationship with China Petroleum (particularly, Dalian, Panjin and Liaoyang Branched) which, combined, provided over 60% of all raw materials we require per year, in 2008 − 2009 with other suppliers, including Beijing XSSB, Fushun XC, Qingdao Anbang, providing the remaining of our need for raw materials. We will continue to explore new suppliers to reduce supply risk as needed.

•
Extensive Sales and Distribution Network - Our distribution consists of approximately 25 distributors throughout China in three provinces, we believe our distribution network is one of the largest among marine fuel suppliers in China. We are acquiring and building new facilities, which consist of blending plants, storage tanks, and fueling ports, close to some of our end customers or to a particular market in order to improve our product distribution capacity. We focus on timely delivery and good customer service. In addition our storage facilities are located close to our customers, enabling us to sell directly to them resulting in lower logistics costs. It also allows us to provide better after sales service and to maintain a close relationship with our key distributors through regular meetings, discussions and customer visits. Among our distributors, in 2008, Zhonghai Dalian and Shidao Hekou represent 16% and 13% of our sales, respectively.

•
Innovation and R&D capabilities - We strive to identify market trends and developments in the marine fuel industry and use our blending technology to produce quality oils to satisfy the market demand. Since 2003, we have developed more than 5 new products as a result of our research and development capabilities. We operate several dedicated research and development facilities with 3 professionals and collaborate with universities and institutes, including Dalian University of Technology. We believe our investment in research and development has enabled us to continuously expand our product offerings and proactively anticipate market changes in our industry.

•
Stringent Quality Control - We have stringent quality control systems at all stages of the blending process. Our periodic quality tests of our blended products are conducted by the team of trained scientific personnel which represent the area’s leading technical institutes and universities. We test the consistency and quality of our blended products and adjust the various components on an ‘‘as needed’’ basis. In addition, the quality of our testing process is periodically and independently verified by the governmental agencies in charge of overseeing quality and safety standards of the oil products supplied in the marketplace.

•	Strong Management Team - We have key management staff that has extensive experience and technical skills in oil processing, refining and blending technology.

Our Strategies

Our strategy is to capitalize on our competitive strengths to expand our current market penetration. We plan to grow our business by pursuing the following strategies:

•
Expand our Product Offerings - We are focused on becoming a ‘‘one-stop’’ product supplier for our end-user customers. We plan to continue expanding our product offerings to increase the customization of marine fuels and address the key elements of our end-user customers’ needs for lower prices, easier access to fuel and a wide variety of complementary services. We believe offering these integrated systems will promote higher end-user customer satisfaction, higher margins, the establishment of long-term service contracts to maintain the systems and increased barriers to entry for potential competitors.

•
Focus on Advanced Technologies - We are currently utilizing our research and development capabilities to develop new blending processes and applications. We believe there will be a growing demand for products possessing such features as governments, businesses and consumers become increasingly focused on sustainable economic growth and environmental issues. We follow advanced project selection procedures prior to the development of new products, including the use of detailed market and technological analyses. All new products are subject to rigorous testing at our facilities prior to production and sample products are often delivered to end-user customers for their trial use. We begin manufacturing new products only after the sample product from a trial production passes internal inspection and achieves customer satisfaction. This integrated approach allows us to identify potential difficulties in commercializing our product and make adjustments as necessary to develop cost-efficient manufacturing processes prior to mass production. We recognize the importance of customer satisfaction for our newly-developed products and continue to seek feedback from our end-user customers even after the formal launch of a product.

•
Pursue Selective Strategic Acquisitions - While we have experienced substantial organic growth, we plan to pursue a disciplined and targeted acquisition strategy to accelerate our growth. Our strategy will focus on obtaining complementary product offerings and locations, product line extensions, research and development capabilities and access to new markets and customers. We seek vertical growth through the acquisition of retail facilities which increase revenue line by having these newly acquired facilities to purchase more goods from parent and enjoying the profit margin on wholesale and retail distribution. Our acquisitions have historically enabled us to increase our product and service offerings and expand into other geographies. We may continue to acquire companies that provide us with storage capacities, customer and distribution network access. We expect that our acquisition targets will have the same core expertise as we do, maintain suitable storage facilities/berth locations, an established customer base to market our existing line of products and services. We anticipate that this strategy will enhance our time to market and our customer base, and will reduce local market entry risk. We intend to target profitable companies with annual revenues of at least US$6 million. Our proposed strategy is to acquire an entity at a discount to public company trading multiples at a purchase price consisting of cash and common stock at closing, contingent earn-out cash payments payable upon the attainment of post-closing performance milestones.

•
Increase Our Market Share in China - We plan to continue to expand our market share of the industry in China. To do so, we are developing additional advanced products across our comprehensive product lines, which will further create cross-selling opportunities and production and marketing synergies. We also intend to increase our marketing activities and are actively seeking to increase the number of distributors carrying our products, specifically new distributors that will provide us with greater access to a wider range of end-user customers.

•
Expand Our Blending Capacity and Increase In-house Production - We currently plan to build new manufacturing and blending facilities and production lines to produce new brands of marine fuel products. We also plan to improve and upgrade our existing manufacturing facilities and production lines to enhance our quality control and to meet increasing demand for our current products. With the increased manufacturing capacity, we also expect to bring additional production steps in-house and increase the in-house manufacturing of certain core components to further improve our cost structure, the protection of our intellectual property, the quality and performance of our products and our operational efficiencies.

Sales & Marketing

Our main customers are located in Liaoning, Shandong and Zhejiang Provinces. Currently, we have eight full-time sales and marketing personnel responsible for promoting our products and services to our customers and distributors. We maintain close relationships with our key customers through regular meetings and discussions to keep them updated on the variety of products and services we offer. In addition, we maintain strong relationships in our local communities and government for favorable business expansion in each individual geographical area. Our sales and marketing approach varies depending on the peculiarities of a particular market. In Shandong Province, for instance, our focus has been on partnering with certain owners of the local oil storage tanks and reservoirs whose facilities are generally underutilized, which allows us certain additional storage capacity, up to an additional 8,000 tons a month in that Province. In Zhoushan City, Zhejiang province, on the other hand, we sell raw materials to our customers who then blend such raw materials into final products and sell them in the market.

Supply of Raw Materials

Although we intend to diversify our raw material supplies by engaging international sources, presently, we purchase all of our raw materials only from Chinese suppliers. Our operating company, Xingyuan, maintains a contractual relationship with Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd. (“Panjin”) for purchases of wax fuel oil, which we commenced in October 2005, which provides over 20% of all raw materials as we need every year. These contracts are renewed on a monthly basis whereby the quantities of oil purchased vary from period to period at then prevailing market prices. We purchase our heavy oil from PetroChina Company Limited, the largest oil and gas producer and distributor in China, from its Huhehaote refinery, in the amount of approximately 1,000 tons per month at prevailing market prices. Xingyuan also purchases, at market prices, rubber filling oil and extract oil from PetroChina Dalian Petrochemical Company in amounts of 3,000 − 5,000 and 3,000 tons per month, respectively, which provides over 30% of all raw materials as we need every year. These contracts are also renewed on a monthly basis whereby the quantities of oil purchased vary from period to period at then prevailing market prices. Similarly, Xingyuan maintains a contractual relationship with Qingdao Anbang Refining and Chemical Co., Ltd. (“Qingdao”) for our needs of catalytic diesel oil. These contracts are also renewed on a rolling monthly basis whereby the quantities of oil purchased vary from period to period at then prevailing market prices. We commenced our relationship with Qingdao in February 2007. The use of domestic, local suppliers in close proximity to our facilities enables us to closely monitor the quality of the raw supplies obtained from such suppliers, provide technical training relating to our raw material requirements and suggest technical improvements. We obtain raw materials and components from suppliers through non-exclusive purchase orders and supply contracts. The purchase order or contract specifies the price for the raw material. Although we allow for adjustments in the price for certain raw materials under extraordinary circumstances, the prices for our materials are generally fixed for the effective term of the purchase agreement. Our contracts with our suppliers are generally renewable on an annual basis, but the price is not fixed and remains flexible and reflective of the prevailing market conditions. We typically negotiate with our suppliers to renew supply contracts at the beginning of each year, taking into account the quality and consistency of the materials and services provided. We maintain multiple supply sources for each of our key raw materials so as to minimize any potential disruption of our operations and maintain sourcing stability.

In  2007, 2008 and 2009, purchases from PetroChina Dalian Petrochemical Company (as described above), our largest supplier, accounted for 39.9%, 46.3% and 33.4%, respectively, of our total purchases of raw materials. For the same periods, our ten largest suppliers combined accounted for 78%, 86% and 92%, respectively, of our total purchases of raw materials. The raw materials required for our products are low value crude oil refinement byproducts which conventionally are disposed of by the major oil producing and refining companies. We negotiate prices for our raw material supplies on a monthly basis to accommodate for our short-term production requirements.

We maintain a procurement team that has established relationships with various raw material suppliers to ensure constant and reliable supply. In addition, we have successfully employed and continue to employ a number of methods to hedge against the risks of fluctuations in the raw material prices. Namely, we:

•	Shorten our production cycle from 30 to 14 days to reduce the price risk;
•	Review raw material price agreements on a weekly basis;
•	Reduce purchase amounts, or buy on an ‘‘as needed’’ basis;
•	Place our blending facilities in close proximity to our customers to reduce delivery time;
•	Increase the proportion of direct sales to end users by building more infrastructure to reduce reliance on distributors;
•	Leverage our brand, i.e. seek customers who are willing to pay quality and brand premium.

Quality Control

We have implemented a rigid quality control system and devote significant attention to quality control procedures at every stage of our process. We monitor our manufacturing process closely and conduct performance and reliability testing to ensure our products meet our end-user customer expectations. Our quality control group as of December 31, 2009 included 7 employees that implement various management systems to improve product quality programs. We inspect our raw materials to ensure compliance with quality standards. We also evaluate the quality and delivery performance of each supplier periodically and adjust quantity allocations accordingly. We also monitor in-process and outgoing stages of our processes.

Seasonality

The Chinese government prohibits fishing boats and vessels from fishing from June 15th to September 15th of each year, the breeding season for many varieties of fish, in order to protect marine resources and prevent overfishing. As a result, the demand for our blended fuel drops by approximately 15% during this period. In addition, we are also subject to the reduced commercial activity during the Chinese New Year, the most important of the traditional Chinese holidays. During this time, both cargo and fishing traffic decrease and we expect the demand for our products to decrease accordingly.

Research & Development

As of December 31, 2009, we had 7 members in our research and development group. Our research and development activities are based in our research and development center located in the City of Dalian, where we maintain 3 laboratories, including one at the Dalian University of Technology. Each of our laboratories is staffed with several support personnel and is headed by an experienced member of the faculty with whom we enter into contractual arrangements to provide research and development services to the Company. We own all rights, title and interest in any proprietary information resulting from the research work at our R & D facilities. In addition to improving our existing product offerings, our research and development efforts focus on the development of new products, as well as the development of new production methodologies to improve our manufacturing processes.

Competition

The market for oil for small and medium size vessels, i.e. less than 3,000 tons, is very fragmented with no discernible market leader. We estimate the total value of this market to be approximately US$1.6 billion as of December 31, 2009. It is characterized by intense price competition, uneven product and service quality and is dominated by many small fuel trading companies. Most of these trading companies do not have stable supply sources or a strong working capital to withstand market risk, which may lead to chronic shortages of oil in the market. Boat and vessel operators are at high risk when oil merchants market them poor quality oil or counterfeit products that have insufficient energy efficiency or cause damage to engines. Therefore, our experience and market research have consistently shown that boat and vessel operators are willing to pay a premium for consistent quality products and services. High barriers of entry for new entrants into this industry include heavy regulatory hurdles, scarcity of suitable operation and storage sites, capital intensity and skilled management. Most of the operational, business and other activities in the storage, refining and producing industries are heavily regulated and require layers of governmental consents and approvals. In addition, storage hubs must be located on sufficiently large sites in strategic locations with close proximity to industrial ports and harbors with deep water access. Most of the infrastructure requires significant upfront capital expenditures. Thus, we believe all of the foregoing fortify our competitive positions in the industry.

Our industry is characterized by the major national oil companies controlling the upstream refineries and supplying the end products to the downstream. In particular for marine fuel oil, China Marine Bunker (China Petrol) Co., Ltd. is a major participant in the market. In the downstream, there are many traders selling marine fuel oil in all the provinces feeding from the 1st tier manufacturers. There are only a limited number of credible manufacturers that have blending capability of and direct access to raw materials from national refineries. Our competitors are numerous, ranging from large multinational corporations, which have significantly greater capital resources, to relatively small and specialized firms. In addition to competing with fuel resellers, we also compete with the major oil producers that market fuel directly to the large shipping companies. Such major oil producers do not include the PRC oil companies since under the PRC laws, petroleum producers are precluded from blending oil and oil products. Our business could be adversely affected because of increased competition from the larger oil companies who may choose to directly market to shipping companies, or to provide less advantageous price and credit terms to us than our fuel reseller competitors.

We believe we have no significant competition in the fuel market for small and medium vessels. Potential competitors could include major domestic oil producing and refining companies, including as Sinopec, China Petrol and CNOOC, none of which are currently active in this marketplace or legally permitted to blend oil. However, we believe it is unlikely they would enter into this segment of the market in the near future since the entry opportunities diminish as we develop our integrated distribution system through acquiring resources and sites and strengthening our market position, thus creating high barriers to entry, including regulatory and compliance hurdles capital and storage scarcity, shortage of skilled management.

Insurance

The insurance industry in China is still at an early state of its development. Insurance companies in China offer limited business insurance products or offer them at a high price. Business interruption or similar types of insurance are not customary in China. We currently maintain insurance coverage with Tianan Insurance Company Limited of China, which, as of December 31, 2009, was approximately RMB8,630,000 (US$1,260,000) on our property and facilities and approximately RMB3,600,000 (US$9,300,000) on our inventory. We do not carry any third party liability insurance to cover claims in respect of personal injury, property or environmental damage arising from accidents on our property or relating to our operations other than on our transportation vehicles. We have not had a third party liability claim filed against us during the last five years.

Business, Ownership, Environmental and Other Regulations

Petroleum and Refining Industry Regulations

Although the Chinese government is liberalizing its control over the petroleum and petrochemical industries, significant government regulations remain. Central government agencies and their local or provincial level counterparts do not own or directly control our production facilities. However, they exercise significant control over the petrochemical industry in areas such as production quotas, quality standards, allocation of raw materials and finished products, allocation of foreign exchange and Renminbi loans for capital construction projects. Since 2003, at the national level, our operations are subject to the supervision and industrial oversight, to various extent, by the State Assets Regulatory and Management Commission, by the Ministry of Commerce and the National Development and Reform Committee. At the local level, we are subject to the supervision and oversight by the provincial branches of these national agencies as well as local governments and agencies.

Foreign Exchange and Dividend Distribution Regulations

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Control Regulations (1996), as amended. Under these regulations, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of the Renminbi for capital account items, such as direct investment, loans, repatriation of investment and investment in securities outside China, however, is still subject to the approval of the SAFE or its competent local branch. The dividends paid by a subsidiary to its shareholder are deemed income of the shareholder and are taxable in China. Pursuant to the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), foreign-invested enterprises in China may purchase or remit foreign exchange, subject to a cap approved by the SAFE, for settlement of current account transactions without the approval of the SAFE.

The principal regulations governing distribution of dividends of foreign holding companies include the Foreign Investment Enterprise Law (1986), as amended, and the Administrative Rules under the Foreign Investment Enterprise Law (2001). Under these regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, foreign-invested enterprises in China are required to allocate at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends. Our Chinese VIE’s and one PRC subsidiary, Fusheng, which are all foreign-invested enterprises, are restricted from distributing any dividends to us until they have met these requirements set out in the regulations.

According to the new EIT law and the implementation rules on the new EIT law, if a foreign legal person is not deemed to be a resident enterprise for Chinese tax purposes, dividends generated after January 1, 2008 and paid to this foreign legal person from business operations in China will be subject to a 10% withholding tax, unless such foreign legal person’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement. Under the new EIT law and its implementation rules, if an enterprise incorporated outside China has its ‘‘de facto management organization’’ located within China, such enterprise would be classified as a resident enterprise and thus would be subject to an enterprise income tax rate of 25% on all of its income on a worldwide basis, with the possible exclusion of dividends received directly from another Chinese tax resident.

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans in which PRC citizens’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Option Holding Plan or Stock Option Plan of Overseas Listed Company, or the Stock Option Rule. The purpose of the Stock Option Rule is to regulate foreign exchange administration of Chinese citizens who participate in employee stock holding plans and share option plans of offshore listed companies. According to the Stock Option Rule, if a Chinese citizen participates in any employee stock holding plans or share option plans of an offshore listed company, a Chinese domestic agent or the Chinese subsidiary of the offshore listed company is required to file, on behalf of the individual, an application with the SAFE to obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with stock holding or share option exercises. This restriction exists because a Chinese citizen may not directly use offshore funds to purchase stock or exercise share options. Concurrent with the filing of the required application with the SAFE, the Chinese domestic agent or the Chinese subsidiary must obtain approval from the SAFE to open a special foreign exchange account at a Chinese domestic bank to hold the funds required in connection with the stock purchase or option exercise, any returned principal profits upon sales of stock, any dividends issued on the stock and any other income or expenditures approved by the SAFE. The Chinese domestic agent or the Chinese subsidiary also is required to obtain approval from the SAFE to open an offshore special foreign exchange account at an offshore trust bank to hold offshore funds used in connection with any employee stock holding plans. All proceeds obtained by a Chinese citizen from dividends acquired from the offshore listed company through employee stock holding plans or share option plans, or sales of the offshore listed company’s stock acquired through other methods, must be remitted back to China after relevant offshore expenses are deducted. The foreign exchange proceeds from these sales can be converted into Renminbi or transferred to the individuals’ foreign exchange savings account after the proceeds have been remitted back to the special foreign exchange account opened at a Chinese bank. If share options are exercised in a cashless exercise, the Chinese individuals exercising them are required to remit the proceeds to the special foreign exchange account. Although the Stock Option Rule has been promulgated recently and many issues require further interpretation, we and our Chinese employees who have been or will be granted share options or shares will be subject to the Stock Option Rule, as an offshore listed company.

Employee Stock Option Regulations

Under SAFE Notice No. 106, employee stock holding plans of offshore special purpose companies must be filed with the SAFE, and employee share option plans of offshore special purpose companies must be filed with the SAFE while applying for the registration for the establishment of the offshore special purpose company. After the employees exercise their options, they must apply for the amendment to the registration for the offshore special purpose company with the SAFE. If we or our Chinese employees fail to comply with the Stock Option Rule, we and/or our Chinese employees may face sanctions imposed by foreign exchange authority or any other Chinese government authorities.

On August 8, 2006, six Chinese regulatory agencies, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the CSRC and the SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. Under the New M&A Rule, equity or assets merger and acquisition of Chinese enterprises by foreign investors will be subject to the approval from the Ministry of Commerce or its competent local branches. This regulation also includes provisions that purport to require special purpose companies formed for purposes of offshore listing of equity interests in Chinese companies to obtain the approval of the CSRC prior to the listing and trading of their securities on any offshore stock exchange. As defined in the New M&A Rule, a special purpose vehicle is an offshore company that is directly or indirectly established or controlled by Chinese entities or individuals for the purposes of an overseas listing.

The CSRC approval procedures require the filing of a number of documents with the CSRC and it would take several months to complete the approval process. The application of the New M&A Rule with respect to offshore listings of special purpose companies remains unclear with no consensus currently existing among leading Chinese law firms regarding the scope of the applicability of the CSRC approval requirement. A loan made by foreign investors as shareholders in a foreign-invested enterprise is considered to be foreign debt in China and subject to several Chinese laws and regulations, including the Foreign Exchange Control Regulations of 1997, the Interim Measures on Foreign Debts of 2003, or the Interim Measures, the Statistical Monitoring of Foreign Debts Tentative Provisions of 1987 and its Implementing Rules of 1998, the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions of 1996, and the Notice of the SAFE in Respect of Perfection of Issues Relating Foreign Debts, dated October 21, 2005. Under these regulations, a shareholder loan in the form of foreign debt made to a Chinese entity does not require the prior approval of the SAFE. However, such foreign debt must be registered with and recorded by the SAFE or its local branch in accordance with relevant Chinese laws and regulations. Our Chinese VIE’s and our PRC subsidiary can legally borrow foreign exchange loans up to their borrowing limits, which is defined as the difference between the amount of their respective ‘‘total investment’’ and ‘‘registered capital’’ as approved by the Ministry of Commerce, or its local counterparts. Interest payments, if any, on the loans are subject to 10% withholding tax unless any such foreign shareholders’ jurisdiction of incorporation has a tax treaty with China that provides for a different withholding agreement. Pursuant to Article 18 of the Interim Measures, if the amount of foreign exchange debt of our Chinese VIE’s and our PRC subsidiary exceed their respective borrowing limits, we are required to apply to the relevant Chinese authorities to increase the total investment amount and registered capital to allow the excess foreign exchange debt to be registered with the SAFE.

Environmental Regulations

China’s rapid economic growth over the last two decades has also brought with it several energy related environmental problems. Environmental pollution from fossil fuel combustion is damaging human health, air and water quality, agriculture, and ultimately the economy. Many of China’s cities are among the most polluted in the world. China is the world’s second-largest source of carbon dioxide emissions behind the United States. EIA forecasts predict that China will experience the largest growth in carbon dioxide emissions between now and the year 2030. The Chinese government has taken several steps to improve environmental conditions in the country. Chief among these is the new Law on Renewable Energy, which took effect on January 1, 2006. The new law seeks to promote cleaner energy technologies, with a stated goal of increasing the use of renewable energy to 10% of the country’s electricity consumption by 2010 (up from roughly 3% in 2003).

We are subject to national and local environmental protection regulations, which currently impose a graduated schedule of fees for the discharge of waste substances, require the payment of fines for pollution and provide for the forced closure of any facility that fails to comply with orders requiring it to cease or cure certain environmentally damaging practices. We have established environmental protection systems which consist of pollution control facilities to treat certain of our waste materials and to safeguard against accidents. We believe our environmental protection facilities and systems are adequate for the existing national and local environmental protection regulations.

Employees

As of December 31, 2009, we had 131 employees, 24 of which are engaged in management, administration and related areas, and the remaining 107 - in operations at various local sites throughout the east of China. None of our employees are represented by a labor union or collective bargaining agreements. We consider our employee relations to be good.

Intellectual Property

We rely on trademark and copyright laws, trade secret protection, non-competition and confidentiality and/or licensing agreements with our executive officers, clients, contractors, research and development personnel and others to protect our intellectual property rights. We do not possess any licenses to use third-party intellectual property rights nor do we license to third-parties any intellectual property rights we own. The protection afforded by our intellectual property may be inadequate. It may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. We may also be subject to litigation involving claims of violation of intellectual property rights of third parties.

Item 1a.	Risk Factors

The Company faces many risks. The risks described below may not be the only risks the Company faces. Additional risks not yet known or currently believed to be immaterial may also impair the Company’s business. If any of the events or circumstances described in the following risks actually occurs, the Company’s business, financial condition or results of operations could suffer, and the trading price of its common stock could decline. You should consider the following risks, together with all of the other information in this Annual Report on Form 10-K, before making an investment decision with respect to the Company’s securities.

Risks Relating to Our Operations

Our limited operating history makes evaluation of our business difficult

We have a limited operating history and have encountered and expect to continue to encounter many of the difficulties and uncertainties often faced by early stage companies. Our limited operating history makes it difficult to evaluate our future prospects, including our ability to develop a wide customer and distribution network for our services, expand our operations to include additional services and control raw material costs, all of which are critical to our success. We may encounter unanticipated problems, expenses and delays in developing and marketing our services and securing additional blending and storage facilities. We may not be able to successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer, and we may be unable to stay in business.

If the fuel we blend fails to meet the specifications we have agreed to supply to our customers, our relationship with our customers could be adversely affected

We blend marine fuel to meet customer specifications. If the fuel fails to meet the specifications we have agreed to supply to our customers, our relationship with our customers could be adversely affected, and we could be subject to claims and other liabilities which could have a material adverse effect on our business, financial condition and results of operations.

The current global financial crisis may have further material adverse effects on our financial condition and operating results

The current global financial crisis has resulted in reduced demand and decreased prices for the petrochemical industry. Although China continued to experience steady and relatively fast growth in 2008 and 2009, the momentum of its economic growth has weakened, with a substantial adverse impact on China’s petrochemical industry. Beginning in the second half of 2008 in particular, production growth in China’s petrochemical industry slowed significantly, market demand weakened, product prices fell sharply and corporate profitability decreased substantially. A sustained economic downturn may have further material adverse effects on our financial condition and operating results. Moreover, measures taken by the Chinese government, such as restrictions on workforce reduction, may limit our ability to adjust to a changing market environment and have an adverse impact on our financial performance.

Our historical sales to significant customers have been concentrated

For the fiscal year ended December 31, 2009, one customer accounted for approximately 12.8% and 11.9% of our total revenues. No other customer contributed greater than 10% of the revenues. For the year ended December 31, 2008, two customers accounted for approximately 17% and 14% of total revenues, respectively. No other customer contributed greater than 10% of the revenues. For the year ended December 31, 2007, two customers accounted for approximately 21% and 11% of total revenues, respectively. No other customer contributed greater than 10% of the revenues. In the event a substantial portion of such sales is disrupted, our results of operations may be adversely affected.

Our operations may be adversely affected by the cyclical nature of the petroleum and petrochemical market and by the volatility of prices of crude oil and petrochemical products

Almost all of our revenues are attributable to petrochemical products, which have historically been cyclical and sensitive to the availability and price of raw materials and general economic conditions. Markets for many of our products are sensitive to changes in industry capacity and output levels, cyclical changes in regional and global economic conditions, the price and availability of substitute products and changes in consumer demand, which from time to time have had a significant impact on product prices in the regional and global markets. Historically, the markets for these products have experienced alternating periods of tight supply, causing prices and margins to increase, followed by periods of capacity additions, finally resulting in oversupply and declining prices and margins. As tariffs and other import restrictions are reduced and the control of product pricing is relaxed in China, the markets for many of our products have become increasingly subject to the cyclicality of regional and global markets. For example, in 2008, abrupt changes occurred in the domestic demand for petrochemical products. In the first half of the year, the prices of petrochemical products continued to rise in conjunction with substantial rises in international oil prices. However, in the second half, there was a fall in both sales volume and prices of petrochemical products triggered by the global economic downturn. The sales volume and prices of our petrochemical products also declined, and may remain at the current levels for a sustained period of time, or even decline further from such levels.  Historically, international prices of crude oil have fluctuated widely due to many factors beyond our control. For example, international crude oil prices increased significantly in the first half of 2008 but decreased significantly in the second half. After hitting successive record highs, crude oil prices began to fall rapidly, and hit a new, 3-year record low in December 2008. We expect that the volatility and uncertainty of the prices of crude oil and petrochemical products will continue. Increasing crude oil prices and declines in prices of petrochemical products may adversely affect our business and results of operations and financial condition.

Some of our major products are subject to government price controls, and we are not able to pass on all cost increases from rising crude oil prices through higher product prices

We require large amounts of crude oil to manufacture our products. Our ability to pass on increased crude oil costs to our customers is dependent on market conditions and government regulations, particularly government regulation with respect to the price of certain of our fuel products. In particular, gasoline, diesel and jet fuel, and liquefied petroleum gas are subject to government price controls. In 2009, 2008 and 2007 no sales were from such products subject to price control. Although the Chinese government has adopted a new pricing mechanism for domestic refined oil products that indirectly links the prices of these products to international crude oil prices, such pricing mechanism is still nontransparent. Moreover, the Chinese government controls the distribution of many petroleum products in China. For instance, some of our petroleum products are required to be sold to designated distributors (such as the subsidiaries of China Petroleum & Chemical Corporation). Because we cannot freely sell our fuel products to take advantage of opportunities for higher prices and because the formula for the new pricing mechanism set by the Chinese government is not transparent, in periods of high crude oil prices, we may not be able to fully cover increases in crude oil prices by increases in the sale prices of our products, which has had and will continue to have a material adverse effect on our financial condition, results of operations and cash flows.

Our development plans have significant capital expenditure and financing requirements, which are subject to a number of risks and uncertainties

The petrochemical business is a capital intensive business. Our ability to maintain and increase our revenues, net income and cash flows depends upon continued capital spending. Our current business strategy contemplates capital expenditures for 2010 of approximately RMB 8.1million (US$1.18 million), which will be provided through financing activities, and use of our own capital. Our actual capital expenditures may vary significantly from these planned amounts due to our ability to generate sufficient cash flows from operations, investments and other factors that may be beyond our control. In addition, there can be no assurance as to whether, or at what cost, our capital projects will be completed or the success of these projects if completed.  Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:

•	our future results of operations, financial condition and cash flows;
•	the condition of the economy in China and the markets for our products;
•	the cost of financing and the condition of financial markets; and
•	the issuance of relevant government approvals and other project risks associated with the development of infrastructure in China.

If we fail to obtain sufficient funding for our operations or development plans, our business, results of operations and financial condition could be adversely affected.

Material disruptions in the availability or supply of fuel would adversely affect our business

The success of our business depends on our ability to purchase, sell and coordinate delivery of fuel and related services to our customers. In the past, we experienced difficulties in securing supplies of certain components for blending process. We have addressed that concern by diversifying our raw material supplies and strengthening our relationships with our existing suppliers. Our business would be adversely affected to the extent that political instability, natural disasters, terrorist activity, military action or other conditions disrupt the availability or supply of fuel.

Our earnings will be adversely affected by seasonality of the fishing business

The Chinese government prohibits fishing vessels from fishing from June 15th to September 15th of each year, the breeding season for many varieties of fish, in order to protect marine resources and prevent overfishing. As a result, the demand for our blended fuel drops by approximately 15% during this period, which, in turn, has an adverse effect on our operations in the 3rd fiscal quarter of each calendar year. In addition, we are also subject to the reduced commercial activity during the Chinese New Year which takes place during the 1st quarter and lasts about 2 weeks. During this time, both cargo and fishing traffic decreases and we expect the demand for our products to decrease accordingly by approximately the same amount as the decrease in the 3rd quarter.

Adverse conditions in the shipping and fishing industries may have an adverse effect on our business

Our business is focused on the marketing of fuel and fuel-related services to the shipping and fishing industries. Therefore, any adverse economic conditions in these industries may have an adverse effect on our business. In addition, any political instability, natural disasters, terrorist activity or military action that disrupts shipping or flight operations will adversely affect our customers and may reduce the demand for our products and services. Our business also could be adversely affected by increased merger activity in such industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services.

Insurance coverage for some of our operations may be insufficient to cover losses

The insurance industry in China is still at an early state of its development. Insurance companies in China offer limited business insurance products or offer them at a high price. We do not maintain insurance coverage for various risks, including environmental claims. A significant uninsured claim against us would have a material adverse effect on our financial position and results of operations.

Failure to attract and retain highly qualified personnel could have a material negative impact on our business

Implementation of our business strategy is predominantly dependent on the efforts of Mr. An Fengbin, our President and Chief Executive Officer. If we were to lose his services, our business and operations would be severely affected. Competition for highly qualified personnel is intense, and we have very limited resources. The loss of any executive officer or key employee or the failure to attract and retain other skilled employees could have a material adverse impact upon our business, operations or financial condition.

We may be unable to protect our trademark or other proprietary intellectual property rights

We rely on trademark and copyright laws, trade secret protection, non-competition and confidentiality and/or licensing agreements with our executive officers, clients, contractors, research and development personnel and others to protect our intellectual property rights. We do not possess any licenses to use third-party intellectual property rights nor do we license to third-parties any intellectual property rights we own. The protection afforded by our intellectual property may be inadequate. It may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. We may also be subject to litigation involving claims of violation of intellectual property rights of third parties. In order to protect or enforce our intellectual property rights, we may initiate litigation against third parties. In addition, we may become subject to inference, cancellation, or opposition proceedings conducted in trademark offices or the courts to determine the priority of rights in our marks. The defense of intellectual property rights, interference, cancellation, or opposition proceedings, and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation which disclosure could substantially diminish our competitive advantages, thus, resulting in decrease revenues and possible losses.

We face competition and, if we are not able to effectively compete in our markets, our revenues and profits may decrease

Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. Our competitors are numerous, ranging from large multinational corporations, which have significantly greater capital resources, to relatively small and specialized firms. In addition to competing with fuel resellers, we also compete with the major oil producers that market fuel directly to the large commercial airlines and shipping companies. Such major oil producers do not include the PRC oil companies since under the PRC laws, petroleum producers are precluded from blending oil and oil products. Our business could be adversely affected because of increased competition from the larger oil companies who may choose to directly market to smaller airlines and shipping companies, or to provide less advantageous price and credit terms to us than our fuel reseller competitors.

We rely on few significant providers for our raw material supplies

Presently, we purchase all of our raw materials only from Chinese suppliers. Our operating company, Xingyuan, maintains a contractual relationship with Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd. (“Panjin”) for purchases of wax fuel oil, which we commenced in October 2005, which provides over 20% of raw materials as we need every year. We also purchase our heavy oil from PetroChina Company Limited, the largest oil and gas producer and distributor in China, from its Huhehaote refinery. Xingyuan also purchases, at market prices, rubber filling oil and extract oil from PetroChina Dalian Petrochemical Company, which provides over 35% of raw materials as we need every year. One major supplier, Dalian Branch, provided 33.4%, 46.3% and 39.9% of our purchase of raw materials for years ended December 31, 2009, 2008 and 2007, respectively. The amount of advance to this supplier was $1,774,425, $665,789 and $1,355,310 as of December 31, 2009, 2008 and 2007, respectively. Another major supplier, Panjin, provided 36.2%, 23.3% and 10.0% of our purchase of raw materials for years ended December 31, 2009, 2008 and 2007, respectively. The amount of advance to this supplier was $3,791,459, $1,439, and $335,514 as of December 31, 2009, 2008 and 2007, respectively. For the same periods, our ten largest suppliers combined accounted for 92%, 78% and 86%, respectively, of our total purchases of raw materials. If our supply arrangements are disrupted or terminated, our business operations would suffer. Economic conditions and growth trends in our industry could materially and adversely affect our ability to maintain an adequate supply of raw materials necessary to maintain our operations.

We may not be able to integrate profits from future acquisitions

Acquisitions of local providers of marine oil and other similar products and services in various cities along the eastern shore of China are a part of our growth strategy. Such growth path would present a number of challenges to us, including, without limitation, needs to integrate management teams, local infrastructure, profits, etc. of such companies. We provide no assurance that we will be able to successfully acquire any such business or that we would be able to integrate profits from such acquired companies.

We are subject to a variety of environmental laws and regulations related to our refining, blending and storage operations. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations

We are subject to various environmental laws and regulations that require us to obtain environmental permits for our operations. If we fail to comply with the provisions of our permit, we could be subject to fines, criminal charges or other sanctions by regulators, including the suspension or termination of our operations. We are required to comply with extensive and complex environmental laws and regulations at various levels in the PRC relating to, among other things:

•           the handling of fuel and fuel products;
•           the operation of bulk fuel storage facilities;
•           workplace safety;
•           fuel spillage or seepage;
•           environmental damage; and
•           hazardous waste disposal.

If we are involved in a spill or other accident involving hazardous substances, if there are releases of fuel and fuel products we own, or if we are found to be in violation of environmental laws or regulations, we could be subject to liabilities that could have a material adverse effect on our business, financial condition and results of operations. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability. We cannot assure you that at all times we will be in compliance with environmental laws and regulations or our environmental permits or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits.

We will incur increased costs as a result of being a public company

In January 2010, we completed our initial public offering and became an Exchange Act reporting company and, thus, expect to incur significant legal, accounting and other expenses that we did not incur as a private company. Moreover, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, have imposed additional requirements on corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some corporate activities more time-consuming and costly. We will also incur additional costs associated with our public company reporting requirements. It may also be difficult for us to attract and retain qualified persons to serve on our board of directors due to increased risks of liability to our directors under the new rules and regulations. We are currently evaluating and monitoring developments with respect to these new rules and regulations, and we cannot predict or estimate with any degree of certainty the amount or timing of additional costs we may incur. Our results of operations, cash flows and financial condition reflected in our combined and consolidated financial statements may not be indicative of the results of operations that we would have achieved had we operated as a public entity for all periods presented or of future results that we may achieve as a publicly traded company with our current holding company structure. Such variations may be material to our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls also could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risks Related to our Corporate Structure and Doing Business in China

Chinese laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business

There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our VIE entity, Xingyuan, and its stockholders. We are considered a foreign person or foreign invested enterprise under Chinese law. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect on our business of the interpretation of existing or new Chinese laws or regulations. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services.

If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•           levying fines;
•           revoking our business license, other licenses or authorities;
•           requiring that we restructure our ownership or operations; and
•           requiring that we discontinue any portion or all of our business.

Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

The contractual arrangements with Xingyuan and its shareholders may not be as effective in providing control over Xingyuan as direct ownership of Xingyuan and the shareholders of Xingyuan may have potential conflicts of interest with us

We have no ownership interest in Xingyuan and we conduct substantially all of our operations and generate substantially all of our revenues through contractual arrangements that our subsidiary, Fusheng, had entered into with Xingyuan and its shareholders, and such contractual arrangements are designed to provide us with effective control over Xingyuan.

We believe that these contractual arrangements are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect. If we had direct ownership of Xingyuan, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Xingyuan, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. Due to our VIE structure, we have to rely on contractual rights to effect control and management of Xingyuan, which exposes us to the risk of potential breach of contract by the shareholders of Xingyuan. In addition, as Xingyuan is jointly owned by its shareholders, it may be difficult for us to change our corporate structure if such shareholders refuse to cooperate with us.

Xingyuan shareholders may have potential conflict of interest with us

An Fengbin, our President and CEO, controls and is a director of Dalian Dongfangzheng Industrial Co., Ltd. (DFZ) which entity is the majority shareholder of Xingyuan. He is also a Board member of Donggang Xingyuan, a subsidiary of our VIE entity. In addition, An Fengbin has the power to vote and dispose of all of the securities of Oriental Excel Enterprises Limited, a British Virgin Islands company, which, in turn, holds 100% of equity interest in Star Blessing Enterprises Limited, which entity, in turn, holds 89.04% interest in Andatee. As detailed below, the foregoing relationships and ownership interests may result in certain conflict of interests.

The shareholders of Xingyuan may breach, or cause Xingyuan to breach, the contracts for a number of reasons. For example, their interests as shareholders of Xingyuan and the interests of our company may conflict and we may fail to resolve such conflicts; the shareholders may believe that breaching the contracts will lead to greater economic benefit for them; or the shareholders may otherwise act in bad faith. If any of the foregoing were to occur, we may have to rely on legal or arbitral proceedings to enforce our contractual rights, including specific performance or injunctive relief, and claiming damages. Such arbitration and legal proceedings may cost us substantial financial and other resources, and result in disruption of our business, and we cannot assure you of a favorable outcome.

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over Xingyuan, and our ability to conduct our business may be materially and adversely affected.

Xingyuan’s termination of its consulting services agreement with Fusheng may adversely affect our business and operations

Under the terms of the exclusive consulting services agreement by and between Fusheng and Xingyuan, Fusheng has the exclusive right to provide to Xingyuan business consulting and related services in connection with the production and sale of marine bunker. Under this agreement, Fusheng owns the intellectual property rights arising from the performance of these services, including, but not limited to, any trade secrets, copyrights, patents, know-how, unpatented methods and processes and otherwise, whether developed by Fusheng or Xingyuan based on Fusheng’s provision of such services under the agreement. Xingyuan pays quarterly consulting service fees to Fusheng that are equal 50% of Xingyuan’s total net profit for such quarter. The consulting services agreement is in effect for a term of 10 years starting from March 26, 2009 unless terminated earlier by (a) Xingyuan upon 6 months’ prior written notice and payment to Fusheng of RMB 2,000,000 and all of Fusheng’s losses resulting from such early termination; (b) Fusheng upon Xingyuan’s breach of the agreement; or (c) Fusheng at any time upon 30 days’ prior written notice to Xingyuan. Due to the substantial expenses and time involved in finding a suitable replacement for this relationship, in the event such termination, our business and operations would be adversely affected.

All of our assets are located in the PRC and all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government or uncertainties with respect to the PRC legal system could have a significant impact upon the business we may be able to conduct in the PRC and accordingly, on the results of our operations and financial condition

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw material environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Since 1979, the Chinese government has promulgated many new laws and regulations covering general economic matters. Despite this activity to develop a legal system, China’s system of laws is not yet complete. Even where adequate law exists in China, enforcement of existing laws or contracts based on existing law may be uncertain or sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary, in many cases, creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Our activities in China will also be subject to administrative review and approval by various national and local agencies of China’s government. Because of the changes occurring in China’s legal and regulatory structure, we may not be able to secure the requisite governmental approval for our activities. Although we have obtained all required governmental approval to operate our business as currently conducted, to the extent we are unable to maintain required governmental approvals, the Chinese government may, in its sole discretion  prohibit us from conducting our business.

The Chinese legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Since 1979, a series of new Chinese laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. Since the Chinese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us.

Investors may not be able to serve process or enforce judgments on us or our related parties

Some of our directors, including our agent for service of process, are residents of China and not of the United States, and substantially all the assets of these Chinese persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese officers, directors and other related parties. There is also uncertainty as to whether the courts in China would enforce judgments of United States courts against us or our directors and officers based on the civil liabilities provisions of the securities laws of the United States or any other state, or adjudicate an original action brought in China based upon the securities laws of the United States or any other state.

The contractual arrangements entered into between our Chinese VIE’s or between us and one of our Chinese VIE’s entities may be subject to audit or challenge by the Chinese tax authorities. A finding that we owe additional taxes could substantially reduce our net earnings and the value of your investment

Under Chinese laws and regulations, arrangements and transactions among affiliated parties may be subject to audit or challenge by the Chinese tax authorities. We could face material and adverse tax and financial consequences if the Chinese tax authorities determine that the contractual arrangements between our Chinese VIE’s or between us and one of our Chinese VIE’s or those arrangements entered into between us or one of our Chinese VIE’s and an entity affiliated with us do not represent arm’s-length prices. As a result of such a determination, the Chinese tax authorities could adjust any of the income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions for Chinese tax purposes recorded by us or our Chinese VIE’s or an increase in taxable income, all of which could increase our tax liabilities. In addition, the Chinese tax authorities may impose late payment fees and other penalties on us or our Chinese VIE’s for under-paid taxes.

All of our revenues are generated through Xingyuan, and we rely on payments made by Xingyuan to Fusheng, our subsidiary, pursuant to contractual arrangements to transfer any such revenues to Fusheng. Any restriction on such payments and any increase in the amount of PRC taxes applicable to such payments may materially and adversely affect our business and our ability to pay dividends to our shareholders

We conduct substantially all of our operations through Xingyuan, which generates all of our revenues. Fusheng, our subsidiary in China, entered into a number of contracts with Xingyuan, pursuant to which Xingyuan pays Fusheng for certain services that Fusheng provides to Xingyuan. However, depending on the nature of services provided, certain of these payments are subject to PRC taxes at different rates, including business taxes and VATs, which effectively reduce the amount that Fusheng receives from Xingyuan. We cannot assure you that the PRC government will not impose restrictions on such payments or change the tax rates applicable to such payments. Any such restrictions on such payment or increases in the applicable tax rates may materially and adversely affect our ability to receive payments from Xingyuan or the amount of such payments, and may in turn materially and adversely affect our business, our net income and our ability to pay dividends to our shareholders.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land-use-rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. The central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support China’s economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Under the terms of the Circular No. 698, recently promulgated by the PRC State Administration of Taxation, a future sale or transfer of Goodwill Rich’s securities may subject us to tax liability and filing requirements in the PRC.

On December 11, 2009, the PRC State Administration of Taxation (‘‘SAT’’) issued Circular No. 698 (the “Circular”), entitled Notice on Strengthening the Management of Enterprise Income Tax Collection of Proceeds from Equity Transfers by Non-resident Enterprises, indicating SAT’s intention to target off-shore transactions involving the indirect transfer of Chinese enterprises. Under the Circular, a sale of securities of an offshore entity may give rise to a tax liability in the PRC for the Chinese resident proposing the sale if SAT were to treat the transaction as a transfer of a PRC resident enterprise by a non-resident enterprise and that such offshore entity had no reasonable business purpose. Although the Circular does not contain any guidance on the precise meaning of the term ‘‘reasonable business purpose,’’ Article 120 of the Implementing Regulations of the Enterprise Income Tax Law defines the expression ‘‘not having a reasonable business purpose’’ as an activity for the purpose of reducing, avoiding or deferring the payment of taxes. If we were to transfer all or some of our securities holdings in Goodwill Rich and the SAT were to determine that Goodwill Rich had no reasonable business purpose, the PRC tax authorities, on approval of the SAT, may re-characterize the transaction, causing the existence of Goodwill Rich to be ignored, thus, treating the proposed transfer as a transfer by us of our wholly-owned onshore subsidiary, Dalian Fusheng. In such a circumstance, we would be required to make certain disclosures and tax filings with the appropriate Chinese tax authorities within seven days commencing from the agreed date of the share transfer, or from the date when we actually received the purchase price paid prior to the agreed transfer date. In addition to the tax liability, we may be required to provide SAT with various information, including documentation with respect to the relationship between us and Goodwill Rich, the business purpose of Goodwill Rich, and financial information of Goodwill Rich and our Company.

The Circular is a notice issued by SAT, and, as such, does not have the legal effect of a rule or regulation. Although, under the PRC laws, SAT already had the legal authority to enforce the tax, it is not being enforced by SAT and tax forms to be filed by the PRC target enterprise in connection with a proposed transfer are not specified. SAT will need to provide additional rules and regulations to outline and clarify the application of the Circular. Therefore, based on the limited and imprecise nature of the regulatory interpretations, it is difficult for us to assess the likelihood, effect upon our operations, if any, and the extent of any tax liability in the event we determined to sell or otherwise dispose of any of the securities of our Goodwill Rich.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively

Xingyuan is our principal operating Variable Interest Entity, and Fusheng is a wholly foreign-owned enterprise, commonly known as a WFOE. A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license. The scope of its business license includes consulting services in corporate, investment and corporate marketing areas as well as in commercial marketing. Any amendment or expansion to the scope of its business requires further application and government approval. Any changes to the scope of business license require application and review with the regulatory authorities. In the event such approval is not granted, our business may be adversely affected. Currently, Xingyuan and its subsidiaries maintain all necessary permits and approvals to carry out its business plan and, therefore, the scope of Fusheng’s business license has no practical limitation on the scope of business engaged in by Xingyuan or its respective subsidiaries. We cannot assure investors that Xingyuan will be able to obtain the necessary government approval for any change or expansion of its business.

We may be subject to fines and legal sanctions imposed by SAFE or other Chinese government authorities if we or our Chinese employees fail to comply with recent Chinese regulations relating to employee share options or shares granted by offshore special purpose companies or offshore listed companies to Chinese citizens

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by the PRC State Administration of Foreign Exchange, or ‘‘SAFE,’’ on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with PRC citizens’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese citizens who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. We and our Chinese employees who may be granted share options or shares will be subject to the Stock Option Rule when we become an offshore listed company. If we or our Chinese employees fail to comply with these regulations, we or our Chinese employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate, including our ability to pay dividends. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for any offering and the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock

The SAFE issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. If any PRC resident stockholder of an offshore holding company fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity. Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Because of uncertainty in how the SAFE notice will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, Fusheng’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders. Failure by our PRC resident beneficial holders could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Xingyuan’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and the SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries. Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from an offering of securities into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt any offering before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies. These news reports have created further uncertainty regarding the approach that the CSRC and other PRC regulators may take with respect to us. It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

SAFE rules and regulations may limit our ability to transfer the proceeds from future capital raising and other similar activities to Xingyuan, our VIE in the PRC, which may adversely affect the business expansion of Xingyuan

On August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign invested company of foreign currency into Renminbi by restricting how the converted Renminbi may be used. The notice requires that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies. The use of such Renminbi capital may not be changed without SAFE’s approval, and may not in any case be used to repay Renminbi loans if the proceeds of such loans have not been used. Violations of Circular 142 will result in severe penalties, such as heavy fines. As a result, Circular 142 may adversely affect the business expansion of Xingyuan.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time. Conversely, if we decide to convert our Renminbi into U.S. Dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our VIE’s in China would be reduced should the dollar appreciate against the Renminbi. Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Governmental control of currency conversion may affect the value of your investment

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive the majority of our revenues in Renminbi. Shortages in the availability of foreign currency may restrict the ability of our affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends, if any, in foreign currencies to our shareholders.

Inflation in the PRC could negatively affect our profitability and growth

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services. On March 18, 2008, China’s central bank, the People’s Bank of China, announced that the bank reserve ratio would rise half of a percentage point to 15.5% effective March 25, 2008 in an effort to reduce inflation pressures hours after Premier Wen Jiabao highlighted inflation as a major concern for the government. China’s consumer price index growth rate reached 8.7% year over year in 2008.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law

On April 6, 2007, SAFE issued the ‘‘Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as ‘‘Circular 78.’’ It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of who are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Any recurrence of Severe Acute Respiratory Syndrome (SARS), Avian Flu, or another widespread public health problem, in the PRC could adversely affect our operations

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in China, where all of our manufacturing facilities are located and where all of our sales occur, could have a negative effect on our operations. Our business is dependent upon our ability to continue to manufacture products. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,
•	the sickness or death of our key officers and employees, and
•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Adverse changes in political and economic policies of the PRC government could have a material and adverse effect on the overall economic growth of China, which could reduce the demand for our products

Most of our business operations are conducted in China and most of our revenues are generated in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, the level of development, the growth rate, the control of foreign exchange, and the allocation of resources.

While the Chinese economy has grown significantly in the past 30 years, the growth has been uneven geographically among various sectors of the economy, and during different periods. We cannot assure you that the Chinese economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on our business. For example, the Chinese economy experienced high inflation in the second half of 2007 and the first half of 2008. China’s consumer price index soared 7.9% during the six months ended June 30, 2008 as compared to the same period in 2007. To combat inflation and prevent the economy from overheating, the PRC government adopted a number of tightening macroeconomic measures and monetary policies, including increasing interest rates, raising statutory reserve rates for banks and controlling bank lending to certain industries or economic sectors. However, due in part to the impact of the global crisis in financial services and credit markets and other factors, the growth rate of China’s gross domestic product has decreased to 6.8% in the fourth quarter of 2008, down from 11.9% reached in the second quarter of 2007. As a result, beginning in September 2008, among other measures, the PRC government began to loosen macroeconomic measures and monetary policies by reducing interest rates and decreasing the statutory reserve rates for banks. In addition, in November 2008 the PRC government announced an economic stimulus package in the amount of $586 billion. We cannot assure you that the various macroeconomic measures, monetary policies and economic stimulus package adopted by the PRC government to guide economic growth and the allocation of resources will be effective in sustaining the fast growth rate of the Chinese economy. In addition, such measures, even if they benefit the overall Chinese economy in the long-term, may adversely affect us.

A downturn in the economy of the PRC may slow our growth and profitability

The Chinese economy has grown at an approximately 9% annual rate for more than 25 years, making it the fastest growing major economy in recorded history. In 2007, China’s economy grew by 11.4%, the fastest pace in 11 years, according to the National Bureau of Statistics. We cannot assure you that growth of the Chinese economy will be steady, that inflation will be controllable or that any slowdown in the economy or uncontrolled inflation will not have a negative effect on our business. Several years ago, the Chinese economy experienced deflation, which may recur in the future. More recently, the Chinese government announced its intention to continuously use macroeconomic tools and regulations to slow the rate of growth of the Chinese economy, the results of which are difficult to predict. Adverse changes in the Chinese economy will likely impact the financial performance of a variety of industries in China that use or would be candidates to use our products. If such adverse changes were to occur, our customers and potential customers could reduce spending on our products and services.

Contract drafting, interpretation and enforcement in China involves significant uncertainty

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which it is required to do in order to comply with U.S. securities laws

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Item 1b.	Unresolved Staff Comments

None.

Item 2.	Properties

Under Chinese law, all of the land in China is either state-owned or collectively-owned, depending on its location and the specific laws governing such land. Collectively-owned land is owned by rural collectives and generally cannot be used for non-agricultural purposes unless approved by the Chinese government. Collectively-owned land cannot be transferred, leased or mortgaged to non-collectives without first being converted into state-owned land. Individuals and entities may acquire rights to use state-owned land, or land use rights, for commercial, industrial or residential purposes by means of mutual agreement, tender, auction or listing for sale from local land authorities or an existing holder of a land-use-right. Land-use-rights granted for commercial, industrial and residential purposes may be granted for a period of up to 40, 50 or 70 years, respectively. This period may be renewed at the expiration of the initial and any subsequent terms, subject to compliance with relevant laws and regulations. Land-use rights are transferable and may be used as security for borrowings and other obligations.

Our executive offices are located at Unit C, No. 68 West Binhai Road, Xigang District Dalian, People’s Republic of China. We lease the premise at the rate of approximately $89,000 per annum; the lease term expires January 5, 2011. Our production, blending and storage facilities are located at China National Petroleum Corporation’s Dalian Branch in Liaoning Province, Dalian Ganjinzi District Shanzhong Street and Panjin Liaohe Petroleum Corporation’s Panjin branch also in Liaoning Province Panjin Xinglongtai District Gong Street. Our leased facilities, in the aggregate, represent approximately 22,100 cubic meters of storage facilities, and approximately 460,000 tons of berth facilities as set forth in the following list of our leased facilities in various geographical locations as of December 31, 2009:

Type of Leased Facility	Capacity	Monthly Rent	# of Units	Location

Oil Blending & Storage Tanks	10,000 c/m	$17,518	1	Liaoning-Dalian
Oil Blending & Storage Tanks	2,000 c/m	$17,518	2	Liaoning-Dalian
Oil Blending & Storage Tanks	1,000 c/m	$17,518	3	Liaoning-Dalian

Berth Facilities	50,000-80,000 tons	$12,165	9	Liaoning-Dalian

Oil Blending & Storage Tanks	2,400 c/m	$18,300	1	Liaoning-Panjin
Oil Blending & Storage Tanks	2,700 c/m	$18,300	1	Liaoning-Panjin

Berth Facilities	2,500 tons	$18,300	4	Liaoning-Panjin

Our owned facilities, in the aggregate, represent approximately 23,800 cubic meters of storage facilities, and approximately 1,500 tons of berth facilities as set forth in the following list of our leased facilities in various geographical locations as of December 31, 2009:

Type of Owned Facility	Capacity	# of Units	Location

Storage Tank	1,500 c/m	4	Shandong-Rongcheng

Oil Blending & Storage Tank	2,000 c/m	4	Liaoning-Donggang

Berth Facilities	500 tons	1	Liaoning-Donggang

Oil Blending & Storage Tanks	2,000 c/m	1	Zhejiang-Shifpu
Oil Blending & Storage Tanks	1,000 c/m	2	Zhejiang-Shifpu
Oil Blending & Storage Tanks	600 tons	3	Zhejiang-Shifpu

Berth Facilities	1,000 tons	1	Zhejiang-Shifpu

Our oil tanks are mainly located in three regions as follows:

•            Donggang - The reserve capacity of every one of the four oil tanks located in Donggang Liaoning Province is 2000 cubic meters (cm). The oil tanks are used for storage, delivery and blending of nonstandard diesel, standard diesel and #3 marine fuel. The capacity of fuel turnover per year can be as high as 200,000 tons. The location of oil tanks in Donggang is near Xingyuan’s berth, which is also owned by the Company, and the oil can be transported to the vessels at the berth through underground pipelines.

•           Xinfa - The reserve capacity of every one of the four oil tanks located in Shidao, Shandong Province is 1,500 cm. The oil tanks are applied for storage and delivery of #3 and #4 marine fuel. The capacity of fuel turnover per year is up to 150,000 tons. The location of oil tanks in Xinfa is near Xingyuan’s berth, which is also owned by the Company, and the fuel can be transported to the vessels at the berth through underground pipelines.

•           Nanlian - there are six oil tanks located in Nanlian, including one with the reserve capacity of 2000 cm, two with the reserve capacity of 1000 cm and three with the reserve capacity of 600 cm. The oil tanks are applied for storage, delivery and blending of nonstandard diesel. The capacity of fuel turnover per year is approximately 150,000 tons. The location of oil tanks in Nanlian is near Xingyuan’s berth, owned by the Company and the marine fuel can be transported to the vessels at the berth through underground pipelines.

As of December 31, 2009, we had one oil tanker at our disposal, named Xingyuan No.1, which is used for the transportation and re-fueling at sea purposes. The tanker has the maximum carrying capacity of 500 tons.

Item 3.                   Legal Proceedings

Except as set forth below, there are no material legal proceedings, regulatory inquiries or investigations pending or threatened against us.

In January 2008, our operating company, Dalian Xingyuan, also obtained a judgment in its favor in the sales contract dispute at the trial court level against Yantai Development Zone Fuchang Bunker Co., Ltd. (“Fuchang”). Under this judgment for specific performance, Fuchang is required to deliver approximately 163 tons of marine fuel to Dalian Xingyuan within 20 days following the court decision or to pay to Dalian Xingyuan a restitution amount of RMB791,473 plus the legal expenses of the lawsuit of approximately RMB16,510. In May 2008, our operating entity, Dalian Xingyuan, obtained a judgment in a contractual dispute in its favor against Dalian Dafangshen Ocean Fishery Co., Ltd. (“Dafangshen”) in the amount of RMB1,431,487 and the penalty of approximately RMB1,000,000. Dafangshen did not appeal the judgment and, therefore, we intend to collect on this judgment to the full extent permissible under the PRC law.

In June 2008, in a separate joint-cooperation contract dispute by and between Dalian Xingyuan and Fuchang, Fuchang obtained a judgment against Dalian Xingyuan following a trial in the amount of RMB1,000,000. On August 15, 2009, the people’s court of first instance formed a new collegial panel and rendered its judgment in favor of Dalian Xingyuan, as a result of which judgment Dalian Xingyuan will not be required to pay the RMB1,000,000 penalty to Fuchang.  Fuchang has appealed the verdict and lost on the appeal with the people’s court, thereby exhausting all of its appeals in this matter. Dalian Xingyuan is in the process of enforcing and collecting upon the judgment in this matter.

Item 4.                     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Following the completion of the initial public offering of the Company’s securities in January 2010, shares of the Company’s common stock commenced public trading on the Nasdaq Global Market on January 26, 2010 under the trading symbol “AMCF”. The market for our common stock is limited and volatile. Continental Stock Transfer and Trust Company is the transfer agent and registrar for our common stock.  On February 19, 2010, the closing bid price of the Company’s securities was $6.00 per share.

Holders

We had approximately 610 stockholders of record as of February 22, 2010.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our Board and will depend on a number of factors, including but not limited to, future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and any other factors our Board may deem relevant at the time such payment is considered.

Recent Sales of Unregistered Securities

Except as set forth below, we have not issued any unregistered securities in the last three years.

In August 2009, we entered into a Share Exchange Agreement (“Exchange Agreement”) with all of the shareholders of Goodwill Rich International Limited, a Hong Kong company (“Goodwill”). Pursuant to the Exchange Agreement, we agreed to issue 8,000,000 shares of our common stock in exchange for all of the issued and outstanding securities of Goodwill (“Share Exchange”). The Goodwill shareholders included Star Blessing Enterprise (“SBE”), a company organized under the laws of the British Virgin Islands, (i) Growing Sincere Limited (“GSL”) a company organized under the laws of the British Virgin Islands, (ii) White Bright Limited (“WBL”), a company organized under the laws of the British Virgin Islands, and (iii) Shining Joy Group Limited (“SJG”) a company organized under the laws of the British Virgin Islands. Prior to the Share Exchange, SBE, GSL, WBL and SJG beneficially owned 89.04%, 4%, 3% and 3.96% of equity securities in Goodwill, respectively. The Exchange Agreement closed on October 16, 2009. Upon the closing of the Share Exchange, we (i) became the 100% parent of Goodwill, and its wholly-owned subsidiary, Dalian Fusheng Consulting Co., Ltd., and (ii) assumed the operations of Goodwill and its subsidiaries.

The securities were offered and issued to the Goodwill shareholders and their designees in reliance upon exemptions from registration pursuant to (i) Regulation S of the Securities Act, and (ii) Section 4(2) under the Securities Act, and Rule 506 promulgated thereunder. We complied with the conditions of Rule 903 as promulgated under the Securities Act including, but not limited to, the following: (i) subscriber is a non-U.S. resident and has not offered or sold their shares in accordance with the provisions of Regulation S; (ii) an appropriate legend was affixed to the securities issued in accordance with Regulation S; (iii) subscriber has represented that it was not acquiring the securities for the account or benefit of a U.S. person; and (iv) subscriber agreed to resell the securities only in accordance with the provisions of Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an available exemption from registration. We will refuse to register any transfer of the shares not made in accordance with Regulation S, after registration, or under an exemption.

Use of Proceeds from Registered Securities

Our initial public offering of up to 2,500,000 shares of our common stock was effected through a Registration Statement on Form S-1 (SEC File No. 333-161577) that was declared effective by the Securities and Exchange Commission on January 25, 2010. On January 26, 2010, we filed another Registration Statement on Form S-1 pursuant to the SEC Rule 462(b) (SEC File No. 333-164526) to register the increase in the size of the offering to up to 3,134,921 shares of common stock. Our public offering commenced on January 26, 2010 and terminated on January 27, 2010 after the sale of all securities registered. Rodman & Renshaw, LLC and Newbridge Securities Corporation acted as managing underwriters in the offering. All 3,134,921 shares of common stock were sold at the initial public offering price of $6.30 per share, which resulted in an aggregate offering amount of $19,750,002. In connection with the IPO, we paid $1,185,000 in underwriting discount and $395,000 in non-accountable expense allowance to the underwriters. Net proceeds of the IPO to the Company following the offering expenses were approximately $17,739,002.

As of the date of this report, we do not anticipate any significant variance in the use of net proceeds as disclosed in the final prospectus dated January 26, 2010, which included expenditures for sales marketing, research & development, capital improvement, potential acquisitions and working capital purposes. To date, we have expended approximately $3.8 million.  We did not pay any of the net proceeds of the IPO directly or indirectly to any director, officer, or persons owning 10 percent or more of our stock or affiliate of our Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.                    Selected Financial Data

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to report selected financial data specified in Item 301 of Regulation S-K.

Item 7.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our combined and consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-Ks. The discussion in this section contains forward-looking statements that involve risks and uncertainties. As a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report, our actual future results may be materially different from what we expect.

Overview

We carry out all of our business through our Hong Kong subsidiary, Goodwill, its wholly-owned Chinese subsidiary, Fusheng, and Fusheng’s variable interest entity (VIE), Xingyuan, and Xingyuan’s subsidiaries (Xingyuan and its subsidiaries being collectively referred to as the VIE entities). A VIE is an entity under FASB Interpretation No. 46R (“Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”) where equity investors do not have the characteristics of a controlling financial interest (see Note 1 of Notes to Combined and Consolidated Financial Statements). Through Xingyuan, we are a leading marine fuel supplier along the coast of east China. Our products include cargo vessel fuel classified as CST180 and CST120, fishing boat fuel classified as #3 and #4, which are close substitutes for diesel used throughout the region’s fishing industry. As the largest privately owned company engaged in marine fuel industry in northern China, we hold a market share of approximately 25% in the area of Bohai Bay. We produce, store, distribute and trade the blended marine fuel oil for cargo and fishing vessels. Backed by core facilities, including storage tanks, tankers and berths, our sales network covers major depots along the towns of Dandong, Shidao and Shipu, which are famous for their fishing tradition and industry.

Andatee China Marine Fuel Services Corporation was incorporated in July 2009 under the laws of the State of Delaware. We were organized as a holding company to acquire Goodwill Rich, a company incorporated in Hong Kong, and its subsidiary in connection with a contemplated initial public offering of the Company on the NASDAQ Capital Market. Goodwill Rich was incorporated on October 28, 2008.

Andatee became the owner of 100% of the outstanding common stock of Goodwill Rich as the result of a share exchange arrangement entered in August 2009 and completed on October 16, 2009, in which 6,000,000 common share of Andatee were exchanged for all of the outstanding shares of Goodwill Rich. The stockholders of Andatee and the stockholders of Goodwill Rich were the same, and therefore the August 2009 share exchange was accounting for as a recapitalization of Goodwill Rich. As a result, Goodwill is deemed to be the predecessor of Andatee for financial reporting purposes, and the financial statements of Andatee for the periods prior to the share exchange as presented here are the historical financial statements of Goodwill Rich for those periods, after being adjusted to retroactively reflect the effects of the recapitalization to 6,000,000 issued and outstanding shares.

In March 2009, Goodwill Rich established a subsidiary company in Dalian, PRC named Dalian Fusheng Consulting Company (“Fusheng”).

Xingyuan was established in September 2001 with a registered capital of RMB7 million and began providing refueling services to the marine vessels in Dalian Port in Dalian City. Xingyuan holds 100% ownership of Donggang Xingyuan, a company incorporated in Dalian, PRC, in April, 2008. In addition, in December 2008, Xingyuan acquired 90% ownership of Xinfa and 63% ownership of Nanlian, respectively (see more details in Note 3 of the Notes to the Combined and Consolidated Financial Statements).

On March 26, 2009, Fusheng, Xingyuan and the stockholders of Xingyuan entered into a series of agreements (the Consulting Services Agreement, the Operating Agreement, the Equity Pledge Agreement, the Option Agreement and the Proxy and Voting Agreement). Under these agreements Goodwill Rich obtained the ability to direct the operations of Xingyuan and its subsidiaries and to obtain the economic benefit of their operations. Therefore, management determined that Xingyuan became a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 (originally issued as FASB Interpretation (“FIN”) No. 46(R) “Consolidated Variable Interest Entities — an interpretation of ARB No. 51”), and the Goodwill Rich (and the Company after the October 16, 2009 share exchange described above) was determined to be the primary beneficiary of Xingyuan and its subsidiaries. Accordingly, beginning March 26, 2009, Goodwill Rich (and the Company after the October 16, 2009 share exchange described above) has consolidated the assets, liabilities, results of operations and cash flows of Xingyuan and its subsidiaries its financial statements. The agreements between the Goodwill Rich and Xingyuan were entered into to facilitate raising capital for the operations of Xingyuan through an offering of the Company’s common stock on the Nasdaq Capital Market, and Goodwill Rich paid no consideration to Xingyuan or its stockholders for entering into the agreements under which Xingyuan became a VIE, provided, however, that Mr. An Fengbin, the principle stockholder of Xingyuan became the chairman and CEO of the Company, and Mr. An Fengbin and the other stockholders of Xingyuan  have certain rights or options to acquire the 6,000,000 shares of the Company’s common stock issued in the share exchange between the Company and Goodwill Rich at later dates when permitted by PRC laws and regulations. Mr. An Fengbin remains the principle stockholder of Xingyuan after the completion of the share exchange between Goodwill Rich and Andatee described above.

Upon the October 28, 2008 incorporation of Goodwill Rich, Goodwill Rich and the stockholders of Xingyuan has entered into a series of separate agreements under which Goodwill Rich and Xingyuan were deemed, until March 2009, to be under the common control of the stockholders of Xingyuan. Those separate agreements provided that the majority stockholder of Goodwill Rich appointed Mr. An Fengbin to (i) act as a director of Xingyuan, Xingyuan’s majority stockholder, and Fusheng, (ii) act for the majority stockholder of Goodwill Rich at any meetings of the directors, managers, financial controllers or other senior management of Xingyuan, Xingyuan’s majority stockholder, and Fusheng, (iii) exercise all voting and dispositive rights over the common stock of Xingyuan, Xingyuan’s majority stockholder, and Fusheng. The agreements further provided that the majority stockholder of Xingyuan would not appoint any additional directors to the boards of any of these entities without Mr. An Fengbin’s approval. As a result, Mr. An Fengbin was deemed to control Goodwill Rich and Fusheng, and those companies and Xingyuan were deemed to be under common control.

All of the transactions between Andatee, Goodwill Rich, Fusheng and Xingyuan were deemed to be transactions between companies under common control, and therefore the bases of the assets and liabilities in each of the companies was not adjusted in any of the transactions.

As a result of the above, our combined and consolidated financial statements contain:

•	through October 28, 2008, the assets, liabilities, results of operations and cash flows of Xingyuan and its subsidiaries;

•
for the period from October 28, 2008 to March 26, 2009, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary (adjusted for the effects of the August, 2009 recapitalization with Andatee) combined with those of Xingyuan and its subsidiaries; and

•
for the period from March 26, 2009 to June 30, 2009, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary (adjusted for the effects of the August, 2009 recapitalization with Andatee) consolidated with those of its VIE, Xingyuan, and its subsidiaries.

Business Development and Outlook

Since our inception in 2001, we have taken several steps to increase investment in facilities and product line expansion in order to provide our customers with easier access to our products and services and to build a delivery network closer to target market. These steps include acquiring additional local companies and facilities, and development of new products, all aimed at meeting customer demands in various markets. Historically, we have funded these activities from our working capital.

In December 2008, we entered into an agreement with the shareholder of Xiangshan Nanlian, which is located in Shipu town, Xiangshan county, Zhejiang Province. We purchased a 63% ownership stake in Xiangshan Nanlian for a purchase price of approximately $2.2 million (RMB15.12 million). This acquisition allowed us to build a stronghold in an important fishing port in southern China. We estimate the market for marine fuel in Shipu to exceed 300,000 tons per year, which, at current prices equates to approximately $240 million. We believe that Xiangshan Nanlian’s presence in the market combined with our blended marine fuel production capabilities will enable us to increase our market share to 15 – 20% and to continue our expansion through acquisitions of local market participants and intensified marketing efforts.

Also in late December 2008, we entered into an agreement with shareholders of Rongcheng Xinfa to acquire its 90% ownership stake in the entity for a purchase price of approximately US$1.45 million (RMB9.9 million). Rongcheng Xinfa engaged in distribution of marine fuel oil in the surrounding areas of Shidao town, Rongcheng city, Shandong Province, with heavily concentrated and developed fishing industry. We currently sell approximately 350,000 tons per year which represents approximately one third of the market. We intend to expand our business by enhancing our relationships with our existing customers, diversifying our products to meet customers’ needs and pursuing the strategy of acquisitions of local players in the marketplace.

The following are material terms of various related agreements with Xinfa and Nanlian:

Share Transfer Agreement — Chen Weiwen, Ke Guoan and Dalian Xingyuan entered into a Share Transfer Agreement dated December 31, 2008 pursuant to which Dalian Xingyuan acquired 63% of Xiangshan Yongshinanlian Petroleum Co., Ltd. (“Xiangshan Nanlian”) in exchange for Dalian Xingyuan’s payment of RMB2,120,000 on January 8, 2009 and its agreement to, before January 25, 2010, either (i) pay RMB13,000,000 to the account of Xiangshan Nanlian or (ii) send oil product of equivalent value to Xiangshan Nanlian’s storage facilities. Upon payment by Dalian Xingyuan of the full consideration for the transfer of ownership interests, a RMB13 million loan from Baotou Commercial Bank, Ningbo Branch, will become the debt of Xiangshan Nanlian. Under the terms of the agreement, Chen Weiwen is in charge of Xiangshan Nanlian’s sales and Dalian Xingyuan is in charge of purchases. Chen Weiwen has the right to require Dalian Xingyuan to purchase his 37% ownership interest in Xiangshan Nanlian after the year 2010 for a purchase price of RMB 8,880,000. In the event the amount of sales under the agreement are less than 40,000 tons, the payments are distributed to the shareholders on a pro rata basis in accordance with their respective holdings of the company. Should the sales be equal or exceed 40,000 tons but less than 50,000 tons, Chen Weiwen’s pro rata portion of the payment is to increase to 40%. Finally, if the sales are equal or exceed 50,000 tons, his pro rata portion is to increase to 50%. If Dalian Xingyuan fails to comply with such demand within 30 days, a daily 1% penalty will accrue until the purchase is consummated.

Equity Replacement Agreement — Shandong Xinfa Fishery Group Co., Ltd., Wang Hongli, Wang Mingli and Dalian Xingyuan entered into an Equity Replacement Agreement pursuant to which Dalian Xingyuan acquired 90% ownership of Rongcheng Xinfa Petroleum Company in exchange for Dalian Xingyuan’s issuance of 2,475,000 shares of its common equity, equal to 3.96% ownership of Dalian Xingyuan and a value of approximately RMB9.9 million. Under the terms of the Equity Replacement Agreement, Xinfa, Wang Hongli and Wang Mingli, all shareholders of Xinfa, agreed to transfer certain portions of their respective holdings of Xinfa to Dalian Xingyuan in exchange for approximately RMB 11 million. Following such transfer, Wang Hongli and Wang Mingli each retained 5% of Xinfa’s equity. The Equity Replacement Agreement also contains certain ownership representations and warranties and other provisions, including, without limitation, indemnification, force majeure, which are customary for agreements of this nature.

We have established strong ties with our upstream suppliers. Our top raw material suppliers are either state-owned enterprises or supported by state-owned enterprises, from which we received in excess of 60% of our total raw supplies purchases in 2008 and in excess of 77% of our total raw materials purchased in 2009. We also benefit from these relationships by being able to lease advanced facilities from our suppliers, which reduces our transportation costs and time and expedites deliveries of raw materials and, thus, improves customer service. China Petroleum, the PRC’s largest petroleum company, is our leading supplier with branches or subsidiaries located in northern China.

In late 2008, we undertook the following steps designed to reduce the overall production and transportation costs:

•	built own and acquired other distributing facilities to increase our profit margin and sales, enhance our brand and decrease the adverse impact of oil price volatility

•
established regional purchase center, controlling all information collection and analysis, order making and logistics, which allows us to negotiate favorable pricing and volume discounts and maintain an appropriate sale levels

•	worked closely with the managements of the acquired companies to obtain an in-depth knowledge of local markets and developed a list of suppliers to reduce the purchase cost of certain raw materials.

•
relocated our production and storage centers closer to our end users which allows us more opportunity to develop an efficient and flexible manufacturing and operational infrastructure and enjoy savings on transportation costs.

Since 2006, our overall strategy has been to (i) increase our share of retail sales since such sales had shown to be less price-sensitive than our sales to the distributors, (ii) acquire our own retail facilities to reduce the risk of opportunistic negotiations from our retail customers during periods of volatile oil prices and (iii) build retail points in strategic locations (often close to other, recently acquired locations) to capture a majority of active local markets. During 2009, oil prices recovered from about $40 a barrel in January of 2009 to about $80 a barrel in December of 2009.  This recovery in oil prices reflected the beginning of the recovery of the global economy from the extreme recessionary conditions present during 2008. As the result of the beginning of this recovery, and the effects of our own expansion steps, we stabilized our operations and increased our share of certain markets in 2009. This is reflected in the increase in our revenues, which in 2009 increased by 56.9% to $ 124.28 million in revenue as the result of an 88.7% increase in our volume of sales, and was also reflected in the improvement in our gross margin, which in 2009 increased to 11.33% from 5.32% in 2008. Our gross margin was also positively impacted by the increase in the portion of our total sales which was to retail customers.  In 2009, 43% of our sales were to retail customers as compared with 38% in 2008.

We believe that maintaining our retail sales and distribution channels translate into stable gross margins which can help offset the pressure imposed on our profit margin by crude oil price downturn. We believe that higher retail sales and closer ties with our end users as well as wider distribution network are at the core of our strength and business viability going forward. We intend to (i) control more facilities closer to end markets, through business acquisitions, partner cooperation, building local platform for our products and added-value services, which would enhance the brand awareness of the “Xingyuan” brand and (ii) expand our product line and upgrade production facilities to explore the increasing markets opportunities and increase our share in retail market.

We maintained gross profit margins of 5.32% and 11.33% in 2008 and 2009, respectively. We had revenues of US$79.2million and US$124.3 million and net income attributable to our shareholders of US$1.48 million and US$6.42 million in 2008, and 2009, respectively.

Principal Factors Affecting our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•
Increasing demand for blended marine fuel — The increasing demand for blended marine fuel has a positive impact on our financial position. The strong growth in the blended marine fuel industry since 2002 has been driven by several factors, including, among others, steady population growth in the PRC, improvements in the living standards, national energy conservation efforts.

•
Expansion of our sources of supply, production capacity and sales network — To meet the increasing demand for our products, we need to expand our sources of supply and production capacity. We plan to make capital improvements in our existing production facilities, which would improve both their efficiency and capacity. In the short-run, we intend to increase our investment in our reliable supply network, personnel training, information technology applications and logistic system upgrades.

•
Fluctuations in Crude Oil Price — We use oil refinery by-products as raw materials for our production. The recent increase in oil prices had a direct impact on the price we pay for these products. However, we mitigated this in the short-term by increasing the price of our products and passing the entirety of the increase to our customers.

Components of Revenue and Expenses

Revenue

We generate revenues from the sale of our blended marine fuel products. The revenues we report are net of value-added taxes, or VAT, levied on our products. Currently, our products, all of which were sold in China, are subject to a VAT at a rate of 17% of the gross sales price or at a rate approved by the Chinese government. Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of processing, repairs and replacement services and the importation of goods in China are generally required to pay the VAT.

In 2007 and 2008, our revenues were US$106.45 million and US$79.19 million respectively. The reason for this decline was mainly due to the diminished level of global economic activity and following recession triggering worldwide inventory liquidation and commodity price free fall in fourth quarter of 2008. We exerted significant effort to shift from wholesaler/distributor to end-user bases and increase the ratio of retail in the total sales. Before October 2007, we were a joint-venture company through a subsidiary of China Petroleum in Northern China (largest petroleum company in China). We eventually were able to purchase 100% of the joint venture. We still enjoy a strong relationship with China Petroleum which is evidenced by having the only privately owned blending, berthing and pipelines inside of the largest oil refinery (China Petroleum owned) in the Northern Region of the PRC. As a result of us acquiring the joint venture, our sales dropped 5.5% mainly due to our focus on the transaction. Our drop in sales during 2008 was mainly due to the historic fluctuation in oil prices, the global recession and a lack of having our own distribution channels. During the global recession in 2008, the market experienced worldwide inventory liquidation and a steep decline in commodity prices during the second half of the year. We decided to reduce production and inventory as a method to control the risk associated with these unprecedented fluctuations. Additionally, we believed the market was ripe to begin building up our own distribution. We began in northern Bohai bay in Liaoning province where we began building significant facilities and targeting other existing locations in active markets such as Shandong and Zhejiang province. From 2006 to 2008, retail sale account increased from 14%, 32% and to 38%, respectively. We believe that this is a strong indication that executing our strategy of migrating to more retail sales. In 2007, the total volume of marine fuel sold was approximately 235,000 tons, decreasing by 21,000 or 8.2% as compared with 256,000 tons sold in 2006; the retail sale increased from 34,500 tons sold in 2006 to 74,900 tons sold in 2007, an increase of almost 120%, which was largely due to one product, equivalent to 180CST, being introduced in the market, which permitted refueling-at-sea transactions in 2007. In 2008, the total market demand for marine fuel was 127,000 tons, down by 108,000 tons or 46% compared with the figure in 2007; the retail sales also suffered a decline from 74,900 tons to 49,000 tons during the same period. The global economic downturn had adverse effects on our operations as we saw oil prices collapse and market demand substantially decrease, but the shift of our business model toward more end-user oriented based helped the company to mitigate the negative macroeconomic effects. Even though most oil related businesses in the PRC suffered significant losses in 2008, we managed to realize $1.48 million in net profits and improved our profit margin. In 2008, we invested in Donggang to build facilities near the port where fish boats and vessels have heavy traffic, while in Shidao Shandong province we enhanced the cooperation with our distributors to allow us to utilize their facilities to serve our customers directly.

In 2008 and 2009, our revenues were US$79.19 million and US$124.28 million respectively. As discussed above, in 2009 the conditions in the marine fuel business began to regain normal conditions as compared with the extreme conditions that existed in the last part of 2008.  The total market demand for our marine products was in excess of 240,000 tons in 2009, an increase of 113,000 tons or 88% when compared with total market demand in 2008. In 2008, 82% of our total revenues were generated in the first three quarters of the year (January 2008 through September 2008).  In 2009, the percentage of our total revenues generated in the first three quarter of the year was 69%, indicated that the performance throughout the whole year of 2009, and especially in the fourth quarter, was more in line with normal expectations for the marine fuel industry, focusing on fishing vessels.

In addition, the expansion of our sales and distribution network we have been pursuing since early 2008 contributed to the increase of revenues in 2009, in particular in the areas around Donggang, Shidao and Shipu through building or acquiring Donggang, Xinfa and Nalian.  In these locations the sales of our products increased in 2009 by over 59,500 tons to total sales of over 67,000 tons in term of sales volume right after our sales network expanded itself into foresaid regions.

Cost of Revenue

Our cost of revenue consists primarily of direct costs to produce our products, including raw material costs, salaries and related manufacturing personnel expenses, transportation costs, and repair and maintenance costs. Our costs of revenue were US$74.97 million, and US$110.2 million in 2008, and 2009, respectively.

Raw material costs account for over 95% of the cost of revenue, and the raw materials we use are generally the by-products produced by refineries. We believe that our long standing relationship with major suppliers in the region can provide the supply and price stability that we require in our operations. In our case, we have a long standing contractual relationship with China Petroleum Dalian Branch, Panjin Branch, etc. which, historically, provide over 70% of all raw materials. With other supplies, including Beijing Xinshengshibo, Fushun Shengli, Qingfao Anbang providing the remaining of our need for raw materials.

Gross Margins

Our gross profit margins in 2008 and 2009 were 5.32% and 11.33%, respectively. Our gross profit margins are impacted by changes in the average prices of our products, product sales mix, the ratio of retail to wholesale and our raw material purchasing price. The average prices of our products are subject to the fluctuations in world crude oil prices and, most recently, have also been affected by the challenging global economic conditions.

Since the average prices and gross margins of our products vary by product line, changes in our product sales mix will also impact our overall gross margins. Our marine fuel 3# generally has higher gross profit margins than marine fuel 4# and 180 CST. In addition, our new products, such as marine fuel 2#, which we introduced in June 2007, generally have higher gross profit margins than those in previous periods. As a result, our gross profit margin is affected by the proportion of sales of our higher gross profit margin products as compared to sales of our lower gross profit margins products.

Selling Expenses

Our selling expenses consist primarily of employee compensation and benefits for our sales and marketing staff, expenses for promotional and advertising activities. Our selling expenses were US$1.50 million and US$3.55 million in 2008 and 2009, respectively.

Our selling expenses as a percentage of revenue have increased from almost 1.89% in 2008 to 2.86% in 2009. In the near term, we expect that certain components of our selling expenses will increase as we step up efforts to expand our presence in new markets in China. Specifically, we expect that product promoting expenses will increase as we improve the awareness among customers in Donggang and Xiangshan. In addition, we also expect salary expenses to increase as we continue to hire additional sales representatives to help broaden our end-user customer base. This anticipated increase in selling expenses is a part of our plan to grow and support our extensive distribution network.

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation and benefits for our general management, finance and administrative staff, depreciation and amortization with respect to equipment used for general corporate purposes, professional, legal and consultancy fees, and other expenses incurred for general corporate purposes. Our general and administrative expenses were US$0.85 million and US$1.02 million in 2008 and 2009, respectively.

From 2008 to 2009, our general and administrative expenses increased by US$0.17 million or 20%. We expect that our overall general and administrative expenses will increase after the closing of our initial public offering due to the continued expansion of our business and the various additional legal, accounting and other requirements that will be applicable to us as a public company in the United States. Our general and administrative expenses as a percentage of revenue were 1.07% and 0.83% for 2008 and 2009, respectively. In general, as a percentage of revenue, we expect that general and administrative expenses will continue to be approximately 1.0% of our revenues.

Interest Expense

Interest expense is paid on our outstanding bank debt obligations on a quarterly or monthly basis. Our interest expense as a percentage of revenue was 0.0008% and 0.27% in 2008 and 2009, respectively.

Other Income

Other income is primarily comprised of gains on disposal of property and tax refunds from local government.

Critical Accounting Policies

We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and related notes. We periodically evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We primarily generate revenue from blended products sales to distributors and end users. We also generate revenue from raw materials sales. We consider revenue from the sale of our blended products and raw materials realized or realizable and earned upon meeting all of the following criteria: persuasive evidence of a sale arrangement exists, delivery has occurred, the price to the distributor is fixed or determinable, and collectability of payment is reasonably assured. These criteria are met at the time of shipment when the risk of loss passes to the distributor or end user. Revenue represents the invoiced value of sold goods, net of VAT. Our products, all of which are sold in China, are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT we paid on raw materials and other materials included in the cost of producing the finished product. The VAT amounts paid and available for offset are maintained in our current liabilities.

Accounts Receivables

During the normal course of business, we extend to some of our customers interest-free unsecured credit for an initial term of 30 – 60 days, depending on a customer’s credit history, as well as local market practices. Our accounts receivable turnover in days for 2008 and 2009 were 10 and 5.9 days, respectively. Since 2007, we reviewed our accounts receivables quarterly and determined the amount of allowances, if any, necessary for doubtful accounts. Historically, we have not had any bad debt write-offs and, as such, we do not provide an arbitrary reserve amount for possible bad debts based upon a percentage of sales or accounts receivable balances. Rather, we review our accounts receivable balances to determine whether specific reserves are required due to such issues as disputed balances with customers, declines in customers’ credit worthiness, or unpaid balances exceeding agreed-upon terms. Based upon the results of these reviews, we determine whether a specific provision should be made to provide a reserve for possible bad debt write-offs.

Since 2007, we also communicated with our customers each month to identify any potential issues and reassess our credit limits and terms with them based on their prior payment history and practice. We also plan to continue building upon our existing relationships and history with each of our customers to assist us in the full and timely collection of outstanding payments.

As of December 31, 2008 and 2009, we had outstanding accounts receivable totaling US$1.69 million and US$2.52 million, respectively, among which we identified and provided for doubtful debts of US$175,887 and US$36,239, respectively. We believe that the remaining outstanding amounts will be collected pursuant to the terms, conditions, and within the time frames agreed upon between our customers and us primarily due to the enhanced collection measures.

During the reported periods, we did not experience any material problems relating to distributor payments and our only bad debt write off, recorded in 2009 and included in other expense, related to certain 2007 advances to suppliers which we determined to be unrecoverable.

Assessment of Impairment for Long-lived Assets

Our long-lived assets include fixed assets, intangible assets and goodwill. Fixed assets comprise property and buildings, marine bunker, boiler equipment, laboratory equipment, transportation vehicles and other office equipment, and are depreciated over the estimated useful lives of the assets on a straight-line basis. Intangible assets mainly comprise land use right and other finite-lived intangible assets. We amortize the cost of intangible assets over their expected future economic lives. Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed upon the business acquisitions. Goodwill is stated at cost less provision for impairment loss. Management’s judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets. Based on the existence of one or more indicators of impairment, we measure any impairment of fixed assets, intangible assets and goodwill based on a projected discounted cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of fixed assets, intangible assets and goodwill may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors.

Determination of Functional Currencies

Our reporting currency is the U.S. dollar. The functional currency of Andatee and Goodwill are the U.S. dollar. The functional currency of our PRC subsidiary, our VIE and its subsidiaries in China is the RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in the determination of the functional currency which is made by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of our subsidiary and VIE entities in China are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the current exchange rate in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of December 31,2009 and 2008 was a gain of $33,812 and $329,758, respectively.

Results of Operations

Comparison of 2008 and 2009

Revenue

Our revenue increased by US$45.1 million, or 56.9%, from US$79.2 million for the year of 2008 to US$124.3 million for the year of 2009.  The increase in our revenues was  the result of increased volumes sold due to the expansion of our sales network and recovery of demand from downstream industry. Following our 2008 acquisition of the facilities located in Shandong Shidao and Zhejiang Nalian, we experienced steady sales increase from those two markets. The volume sales of 4# marine fuel, mainly used by fishing boats, generated by the selling efforts of Xinfa, increased by 21,500 tons, from 6,100 tons sold for the year of 2008 to over 27,600 tons in 2009, and in Nanlian, the volume sales of 2# marine fuel, mainly used by fishing boats, was over 19,000 tons. We expanded and completed construction of our facilities in Donggang, following which we sold over 20,000 tons of 3# marine fuel to fishing boats of local customers, which contributed to the total increase in sales volume for the year 2009. Overall our sales volume increased by 88.7% or 113,000 tons, from 127,000 tons to 240,000 tons.  In 2008  3# marine fuel represented 14.6% of our sales, 4# marine fuel represented 71.0% of our sales, 180CST represented 12.5% of our sales and 120CST represented 1.9% of our sales. In 2009 2# marine fuel represented 7.1% of our sales, 3# marine fuel represented 9.5% of our sales, 4# marine fuel represented 63.2% of our sales, 180CST represented13.1% of our sales and 120CST represented7.1% of our sales.

The effect of the increase in the volume of our sales in 2009 was partially offset by lower average selling prices, which reflected the overall lower crude oil prices that prevailed in 2009. In 2008 crude oil prices reached their peak of over $140 per barrel in the middle of the year before beginning to decline to lower levels of around $40 per barrel by the end of the year.  In 2009 crude oil prices increased over the course of the year. In 2008,  we sold 82% of our marine fuel products in the first three quarters during which the average crude oil price was above $100. In 2009, our sales were more evenly distributed throughout the year.

Cost of Revenue

Our cost of revenues increased US$35.2 million, or 47.0%, from US$75.0 million for 2008 to US$110.2 million for 2009. This increase reflects our 56.9% increase in sales during 2009. As a percentage of revenues, the cost of revenues decreased from 94.7% for 2008 to 88.7% for 2009. This decrease was primarily due to the measures taken by us to control the cost of raw materials in 2009, which measures included closer relationships with our raw material suppliers and improved knowledge of oil substitutes and market for such substitutes which allowed us to react promptly to changes in material supplies. In addition our cost of revenues declined as a percentage of sales in 2009 as the result of an increase in retail sales as a percentage of our overall sales mix, from 38% of total sales in 2008 to 43% of total sales in 2009. Generally, retail sales bear a higher gross profit margin, by from 3% to 4%, as compared to wholesale sales.

Gross Profit

As a result of the factors above, our gross profit increased by US$9.9 million, or 234.2%, from US$4.2 million for 2008 to US$14.1 million in 2009. As a percentage of revenues, our gross profit margin increased from 5.3% for 2008 to 11.3% for 2009. The increase in our gross profit percentage results primarily from an increase in the sale of products with higher gross profit. Sales to retail customers, which generally carry a higher gross margin, increased from 38% of total sales in 2008 to 43% of sales in 2009 as the result of our expansion or acquisition of retail distribution facilities.

Selling Expenses

Selling expenses increased US$2.05 million, or 137.1%, from US$1.50 million for 2008 to US$3.55 million in 2009. This increase was primarily due to the increase in sales employee compensation and other expenses for promotion of our products. As a percentage of revenues, selling expenses increased from 1.9% for 2008 to 2.9% for 2009.

General and Administrative Expenses

General and administrative expenses increased US$0.18 million, or 21.4%, from US$0.85 million for 2008 to US$1.03 million in 2009. This increase was primarily due to increased expenses incurred as were prepared to become a public reporting company in the United States. As a percentage of revenues, general and administrative expenses decreased from 1.1% for 2008 to 0.8% for 2009.

Operating Income

As a result of the factors discussed above, our operating income increased US$7.6 million, or 408.8%, from US$1.9 million for 2008 to US$9.5 million in 2009. As a percentage of revenues, our operating income increased from 2.4% for 2008 to 7.6% for 2009.

Interest Expense

Interest expense (net) increased US$331,134, from US$605 for 2008 to US$331,739 in 2009 as the result of the increase in the level of our debt financing.  We increased our use of bankers’ acceptance notes during the second half of 2008, and increased our short term borrowings in 2009.  However, by the end of 2009, we had reduced our overall borrowings (bankers’ acceptance notes and short term borrowings) from US$16.4 million at December 31, 2008 to US$10.2 million as of December 31, 2009.

Provision for Income Taxes

Provision for income taxes increased US$1.76 million, or 334.7%, from US$0.53 million for 2008 to US$2.29 million in 2009. This increase in the provision for income taxes was primarily attributable to the increase in our pre-tax income by 345.6% over 2008. Our effective tax rates were 25.6% in 2009 and 26.3% in 2008.

Net Income

As a result of the foregoing, net income increased US$4.9 million, or 333.8%, from US$1.5 million for 2008 to US$6.4 million for 2009.

Liquidity and Capital Resources

Historically, we have relied primarily on cash flow from operating activities and our revolving loan arrangement with Shenzhen Development Bank Co., Ltd. for our capital requirements in 2008 and 2009. We expect that our future capital expenditures primarily will be to build new fueling facilities, improve and upgrade our existing production facilities, expand product lines, our research and development capabilities, and make acquisitions as we deem appropriate.

We expect that a total amount of $16 million is needed to fund the construction of the projects in 2009 and 2010, of which $8.1 million will be needed in 2010. The majority will be incurred for the building of new manufacturing facilities and the improvement and upgrading of our existing manufacturing facilities. In addition, we intend to use approximately $5.3 million to be set aside for possible acquisitions. We believe that the net proceeds from our January, 2010 initial public offering, together with our cash flow from operating activities and funds we may obtain through bank borrowings, will be sufficient to meet our presently anticipated cash needs for at least the next 12 months.

Our long-term liquidity needs will relate primarily to working capital to pay our suppliers, as well as any increases in additional production capacity or acquisitions of third party businesses that we may seek in the future. We expect to meet these requirements primarily through the proceeds of this offering and revolving short-term bank borrowings, as well as our cash flow from operations. We believe our working capital is sufficient for these current requirements, though we may require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to raise more capital by selling additional equity securities or increase our borrowing level under current or future arrangements with our lender. The actual amount and timing of our future capital requirements may differ materially from our estimate depending on our actual results of operations.

We maintain a revolving line of credit with Shenzhen Development Bank Co., Ltd. in the amount of up to RMB60 million (US$8.6 million). The term of the loan is six months at the interest rate of 5.84% per annum. The loan agreement contemplates a 50% penalty interest in the event of our failure to repay the note in a timely manner. As of December 31, 2009, our balance on this line of credit is approximately RMB50 million (approximately US$7.3 million).

As of December 31, 2008 and 2009, we had cash of US$4.92 million, and US$1.54 million, respectively. The decrease in our cash balance at December 31, 2009 reflects 2009 capital expenditures of $8.1 million and an increase in inventories of $8.6 million as discussed below.  In January, 2010 we received gross proceeds (before offering costs) of $19.7 million from our initial public offering.  Regarding our current level of borrowing, see the discussion below on our existing short-term notes. There is no seasonal fluctuation to our borrowing requirements.

The following table sets forth a summary of our cash flows for the periods indicated:

	2009	2008
Cash flow data:
Net cash provided by operating activities	368,036	3,229,622
Net cash used in investing activities	(4,348,034)	(6,920,102)
Net cash provided by financing activities	584,720	8,229,106
Effect of exchange rate on cash	10,374	91,273
Net changes in cash	(3,384,904)	4,629,899
Cash at beginning of period	4,923,913	294,014
Cash at end of period	1,539,009	4,923,913

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2009 was US$0.37 million, which was primarily attributable to the following factors: (1) net income of US$6.42 million, (2) an increase in accounts receivables of US$0.99 million as a result of increased revenue and the retail ratio, (3) an increase in inventories of US$8.58 million and advances to suppliers of $5.51 million resulting from inventory rebuilding in order to meet increasing demand, as discussed below, and (4) A decrease in other receivables of US$0.71 million, (5) an increase in tax payable of US$7.42 million due to increased revenue and earnings, and (6) an increase in accounts payable of US$0.27 million in line with increased purchasing, and (7) an increase in other payable of US$0.88 million.

The increase in our inventories at December 31, 2009 reflects both our increased sales and inventories established to meet the requirements of a longer peak selling season in early 2010. Normally, our peak selling season in a calendar year is from the end of August until approximately 10 days before the Spring Festival (the Chinese lunar new year), which is the largest festival in the PRC. In 2010, the Spring Festival began on February 13, 2010, about three weeks later than the January 25, 2009 beginning of the Spring Festival a year ago.  As a result, in the first quarter of 2010 we will have a peak selling season that is approximately three weeks longer than in the first quarter of 2009. Our inventories at December 31, 2009 increased as the result of our overall increases in sales, and to prepare for this longer peak selling season.

Net cash provided by operating activities for the year ended December 31, 2008 was US$3.23 million, which was primarily attributable to the following factors: (1) net income of US$1.48 million; (2) a decrease in accounts receivables of US$1.38 million; (3) a decrease in inventories of US$3.08 million, (4) an increase in other receivables of US$0.95 million, (5) decrease in advances to suppliers of US$1.28 million and decrease in accounts payable of US$2.97 million, (6) an increase in tax payable of US$0.93 million, and (7) a decrease in other payables of US$1.58 million. In the fourth quarter of 2008, the global economic downturn had adverse effects on the Company’s operations as oil prices collapse and market demand substantially decrease. The decrease in accounts receivables, advances to suppliers and accounts payables were in line with decreased customer demands. In the mean time, the Company had taken action to manage increasing liquidity risks by lowering its inventory level and shortening its inventory turnover period.

Investing Activities

Cash used in investing activities was US$4.35 million for the year ended December 31, 2009, which was attributable to (1) consideration paid for acquisition of Xiangshan Nanlian of US$2.21 million, (2) US$1.52 million certificate of deposits collected back from Shanghai Pudong Development Bank, (3) expenditures in construction projects of US$0.50 million to expand the production capacity in Donggang, Liaoning province and Nanlian, Zhejiang province; (4) expenditures in purchase of property and equipment of US$8.07 million to add more production capacity in Donggang, Liaoning province, and (5) collection of related party receivables of $4.92 million.

Net cash used in investing activities was US$6.92 million in 2008, which was primary attributable to (1) an increased amount loaned to DFZ of US$5.35 million (for more details of the loan, see Note 11 “Related Party Transactions” in the financial statements), (2) an increase in certificates of deposit amounting to US$1.49 million, and (3) capital expenditures of US$0.74 for the purchase of land use rights, equipment and construction materials for our facilities in Doggang, Liaoning province.

Financing Activities

Cash provided by and used in our financing activities consist of capital contributions from shareholders, borrowings from and repayments to our short-term notes. In the year ended December 31, 2009, the Company had proceeds from bank loans at amount of US$7.31 million, and repaid US$13.45 million bank notes and collected back US$6.72 million from the escrow accounts for such bank notes.

Net cash provided by financing activities was US$8.23 million in 2008 which is primary attributable to contributions from shareholders of US$4.31 million, repayment of bank loans of US$2.59 million proceeds from bank notes of $13.21 million and cash paid into escrow account at amount US$6.61 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

Recent accounting pronouncements that we have adopted or that will be required to adopt in the future are summarized below.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into the FASB ASC, which contains roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 is effective for financial statements issued for reporting periods that end after September 15, 2009. As the result of SFAS No. 168 we references to the authoritative accounting literature in these financial statements have been revised to include references to the FASB ASC.

Technical Corrections to Various Topics

In February, 2010 the FASB issued ASC Update 2010-08, which contains technical corrections to various Topics within the ASC.  Those corrections are effective for interim and annual periods beginning after February 2, 2010.  We are currently evaluating the potential effects of ASC Update 2010-08.

Fair Value Measurements and Disclosures – Improving Disclosures About Fair Value Measurements

In February, 2010, the FASB issued FASB ASC Update 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures About Fair Value Measurements,” ASU Update 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU Update 2010-06 is effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which are effective January 1, 2011. The adoption of ASU 2010-06 is not expected to have a material impact on our results of operations or financial position.

Consolidation of Variable Interest Entities – Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which has been codified as an update to FASB ASC Topic 810 which requires ongoing analyses to determine whether an entity’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”), making it the primary beneficiary, based on whether the entity (i) has the power to direct activities of the VIE that most significantly impact its economic performance, including whether it has an implicit financial responsibility to ensure the VIE operates as designed, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Enhanced disclosures regarding an entity’s involvement with variable interest entities are also required under the provisions of FASB ASC 810. These requirements are effective January 1, 2010. The adoption of these requirements is not expected to have a material impact on ours financial statements.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2008. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The implementation of this issue did not have a material impact on ours financial position and results of operations.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) which is codified at FASB ASC Topic 855. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not to have a material impact on ours financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP, which is codified at FASB ASC Topic 820, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS No. 157-4 did not have a material on ours financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments “, which is codified in FASB ASC Topic 320. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on ours financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which is codified in FASB ASC Topic 825. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The implementation of FSP FAS No. 107-1 did not have a material impact on ours financial position and results of operations

Employers’ Disclosures About Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (FASB ASC Topic 715) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1 and did not have a material effect on ours consolidated financial statements.

Accounting for an Instrument (or an Embedded Feature) With a Settlement Amount that is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8, codified at FASB ASC Topic 815, clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 was effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to ours consolidated financial condition or results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7, codified at FASB ASC Topic 350, clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 was effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adoption was not material to ours consolidated financial condition or results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 amends FASB ASC Topic 323 to clarify the accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 was effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The impact of adoption was not material to ours consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This EITF, codified at FASB ASC Topic 820, determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 was effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The impact of adoption was not material to our consolidated financial condition or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP, codified at FASB ASC Topic 260, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP was effective for fiscal years beginning after December 15, 2008. The impact of adoption was not material to ours consolidated financial condition or results of operations.

Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5, codified at FASB ASC Topic 815, provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 was effective for fiscal years beginning after December 15, 2008. The impact of adoption was not material to ours consolidated financial condition or results of operations.

Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP, codified at FASB ASC Topic 470, clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP was effective for us as of January 1, 2009 and early adoption is not permitted. The impact of adoption was not material to ours consolidated financial condition or results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS No.161), which was codified at FASB ASC Topic 815. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 did not have material impact on ours consolidated financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term notes. Although the interest rates on our short-term notes are fixed during their respective terms, the terms are typically 12 months or less and interest rates are subject to change upon renewal. The interest rates on our short-term notes are determined by reference to the benchmark interest rates set by the People’s Bank of China, or the PBOC. Since April 28, 2006, the PBOC has increased the benchmark interest rate of RMB bank notes with a term of 6 to 12 months 12 times, seven consecutive increases followed by five consecutive decreases, by 0.27% on most occasions. As a result, from 2006 to the three months ended March 31, 2009, the benchmark interest rate for these RMB bank notes increased from 5.85% to 7.47% then decreased to 5.31% and the interest rate applicable to us increased from 6.696% to 8.217% then decreased to 5.841% over the same period. Any future increase in the PBOC’s benchmark interest rate will result in an increase in our interest expenses. A 1.0% increase in the annual interest rates for all of our credit facilities as of December 31, 2009 would decrease income from continuing operations before income taxes by approximately RMB700,000 ($102,326) for the year ended December 31, 2009. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the U.S. dollar (or any other currency) may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under the currency policy in effect in China today, the RMB is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this currency policy, and if such liberalization occur, the value of the RMB could appreciate or depreciate against the U.S. dollar.

While our reporting currency is the U.S. dollar, to date all of our revenue and expenses are denominated in RMB and the majority of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollar and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. For example, as reported in our U.S. dollar financial statements included in this report, our revenues for the year ended December 31, 2009 were $124.4 million, representing revenues of RMB851.21 million at the average rate of RMB6.84088 to $1.00 for the year ended December 31, 2009. If the value of the RMB were to depreciate by approximately 10% to RMB7.5249 to $1.00, the value of the same amount of RMB-denominated revenue in U.S. dollars would be $113.12 million. The fluctuations in the exchange rate would affect our financial results translated in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

In addition, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of the proceeds from this offering, our balance sheet and our financial results in U.S. dollars following this offering. For example, to the extent that we need to convert U.S. dollars received in this offering into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount that we receive from the conversion. Assuming we were to convert the net proceeds received in this offering into RMB, a 1.0% increase in the value of the RMB against the U.S. dollar would decrease the amount of RMB we receive by RMB million. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. Since our exposure to foreign exchange risks is limited, we have not used any forward contracts or currency borrowings to hedge our exposure and do not currently intend to do so.

The following table sets forth the noon buying rates for U.S. dollars in effect in New York City for cable transfers of Renminbi as certified for customs purposes by the Federal Reserve Bank of New York, for the periods indicated.

	Renminbi per U.S. Dollar Noon Buying Rate
	Average	High	Low	Period-End
Year ended December 31,
2004(1)	8.2768	8.2774	8.2764	8.2765
2005(1)	8.1826	8.2765	8.0702	8.0702
2006(1)	7.9579	8.0702	7.8041	7.8041
2007(1)	7.5806	7.8127	7.2946	7.2946
2008(1)	6.9193	7.2946	6.7800	6.8225
2009(1)(2)	6.8408	6.8430	6.7880	6.8372
For the months of
January 2009	6.8360	6.8430	6.8225	6.8392
February 2009	6.8363	6.8470	6.8241	6.8395
March 2009	6.8360	6.8438	6.8240	6.8329
April 2009	6.8304	6.8361	6.8180	6.8180
May 2009	6.8242	6.8306	6.8230	6.8281
June 2009	6.8338	6.8374	6.8307	6.8307
July 2009	6.8319	6.8345	6.8306	6.8321
August 2009	6.8421	6.8351	6.8015	6.8412
September 2009	6.8394	6.8290	6.7880	6.8376
October 2009	6.8364	6.8290	6.7950	6.8381
November 2009	6.8367	6.8279	6.7975	6.8367
December 2009	6.8275	6.8299	6.8244	6.8259
January 2010	6.8346	6.8295	6.7836	6.8369
February 2010 (2)	6.8370	6.8336	6.7941	6.8434

(1)	The average rate of exchange is calculated using the average of the exchange rates on the last day of each month during the period.

(2)	Through February 16, 2010.

Our business is primarily conducted in China and all of our revenues are denominated in Renminbi. This report contains translations of Renminbi amounts into U.S. dollars at specified rates solely for the convenience of the reader. Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the noon buying rate in New York City for cable transfers in Renminbi per U.S. dollar as certified for customs purposes by the Federal Reserve Bank of New York. On February 16, 2010, the noon buying rate was approximately RMB6.84 to $1.00. No representation is made that the Renminbi amounts referred to in this report could have been or could be converted into U.S. dollars at any particular rate or at all.

Since July 2005, the Renminbi has not been pegged solely to the U.S. dollar. Instead, it is pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 0.5% each day. The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the future. See “Risk Factors — Risks Related to Doing Business in China — The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.”

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of revenue if the selling prices of our products do not increase with these increased costs.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to report quantitative and qualitative disclosures about market risk specified in Item 305 of Regulation S-K.

Item 8.                   Financial Statements and Supplementary Data

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION
INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Andatee China Marine Fuel Services Corporation

We have audited the accompanying combined and consolidated balance sheets of Andatee China Marine Fuel Services Corporation and subsidiaries as of December 31, 2009 and 2008 and the related  combined and consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2009 and 2008. These combined and consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andatee China Marine Fuel Services Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
February 27, 2010

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION
COMBINED AND CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1,539,009	$4,923,913
Accounts receivable, net	2,515,403	1,518,429
Other receivables	1,307,474	1,015,849
Inventories	13,302,530	4,701,681
Advances to suppliers	7,691,266	2,168,620
Related party receivable	122,667	4,909,643
Deferred expense	150,943	-
Deferred tax assets	112,743	59,448
Total current assets	26,742,035	19,297,583
Property, plant and equipment, net	10,441,246	2,766,905
Construction in progress	632,202	127,952
Intangible assets	2,691,974	2,754,656
Goodwill	1,117,923	1,115,150
Restricted cash	-	8,228,532
Total assets	$41,625,380	$34,290,778

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$565,802	$296,349
Short-term loan	10,238,109	2,917,919
Taxes payable	11,001,715	3,518,518
Advances from customers	456,715	1,339,773
Dividends payable	231,861	231,286
Bank notes payable	-	13,422,427
Other payable	287,914	405,235
Total current liabilities	22,782,116	22,131,507
Total liabilities	22,782,116	22,131,507
Commitments and contingencies

Equity
Stockholder’s equity of the Company
Common stock: par value $.001; 50,000,000 shares authorized; 6,000,000 shares issued and outstanding	6,000	6,000
Additional paid-in capital.	9,533,619	9,533,619
Other comprehensive income	488,640	454,828
Retained earnings	7,543,994	1,126,957
Total stockholders' equity of the Company	17,572,253	11,121,404
Noncontrolling interest	1,271,011	1,037,867
Total equity	18,843,264	12,159,271
Total liabilities and equity	$41,625,380	$34,290,778

The accompanying notes are an integral past of these combined and consolidated financial statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2009	2008
Revenues	$124,277,622	$79,186,659
Cost of revenues	110,201,272	74,974,371
Gross profit	14,076,350	4,212,288
Operating expenses
Selling expenses	3,551,292	1,497,723
General and administrative expenses	1,029,840	848,366
Total operating expenses	4,581,132	2,346,089
Income from operations	9,495,218	1,866,199
Other income (expense)
Other income	-	154,899
Interest expense	(331,739)	(605)
Other expense	(221,032)	(13,981)
Total other income (expense)	(552,771)	140,313
Income before income tax provision	8,942,447	2,006,512
Tax provision	2,292,266	527,284
Net income	6,650,181	1,479,228
Net income attributable to the noncontrolling interest	233,144	-
Net income attributable to the Company	$6,417,037	$1,479,228
Foreign currency translation adjustment	33,812	329,758
Comprehensive income attributable to the Company	6,450,849	1,808,986
Comprehensive income attributable to the noncontrolling interest	233,144	-
Comprehensive income	$6,683,993	$1,808,986
Basic and diluted weighted average shares outstanding	6,000,000	6,000,000
Basic and diluted net earnings per share	$1.11	$0.25

The accompanying notes are an integral past of these combined and consolidated financial statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008
Cash flows from operating activities:
Net income attributable to the Company	$6,417,037	$1,479,228
Adjustments to reconcile net income to net cash
provided by operating activities:
Noncontrolling interest	233,144	-
Depreciation	410,269	91,642
Amortization	69,494	6,414
Bad debt allowance	212,473	135,425
Provision for impairment loss on construction		-
(Gain) loss on disposal of property, plant and equipment	-	(24,632)
Changes in operating assets and liabilities:
Accounts receivable	(992,664)	1,380,659
Inventories	(8,584,537)	3,075,442
Other receivables	713,655	(951,103)
Advances to suppliers	(5,514,286)	1,275,859
Related party receivable	(122,601)
Prepaid expense	(150,862)	-
Accounts payable	269,125	(2,974,304)
Salary and accrued benefit payable	-	(23,163)
Advances from customers	(885,912)	413,187
Taxes payable	7,417,310	926,926
Other payable	876,391	(1,581,958)
Net cash provided by operating activities	368,036	3,229,622
Cash flows from investing activities
Consideration for acquisition	(2,210,242)	-
Cash acquired by acquisition	-	252
Certificate of deposit	1,520,272	(1,493,770)
Purchase of property and equipment	(8,073,606)	(55,577)
Construction contracts	(503,661)	(125,966)
Repayment of related party receivable	4,919,203
Due from related party	-	(4,833,448)
Purchase of intangible assets	-	(555,225)
Proceeds on sale of fixed assets	-	143,632
Net cash used in investing activities	(4,348,034)	(6,920,102)
Cash flows from financing activities
Proceeds from shareholders	-	4,314,697
Proceeds from short term loans	7,309,001	-
Repayment of short term loans	-	(2,585,371)
Collection from (payment to) escrow account for bank notes	6,724,281	(6,607,059)
Proceeds from bank notes	-	13,214,119
Repayment of bank notes	(13,448,562)	-
Dividends distribution	-	(107,280)
Net cash provided by financing activities	584,720	8,229,106
Effect of exchange rate on cash	10,374	91,273
Net increase (decrease) in cash and cash equivalents	(3,384,904)	4,629,899
Cash and cash equivalents, beginning of period	$4,923,913	$294,014
Cash and cash equivalents, end of period	$1,539,009	$4,923,913
Supplemental cash flow information:
Cash paid during the year for:
Interest	$478,610	$210,080
Income taxes	$1,121,660	$176,523

The accompanying notes are an integral past of these combined and consolidated financial statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION
COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Andatee China Marine Fuel Services Corporation Shareholders
	Common Stock		Additional Paid- In	Accumulated Other Comprehensive	Retained	Total Shareholders’	Non-Controlling
	Share	Amount	Capital	(loss) Income	Earnings	Equity	Interest	Total
Balance as of December 31, 2007	6,000,000	$6,000	$3,774,553	$125,070	$(352,271)	$3,553,352	$-	$3,553,352
Contribution from shareholders	-	-	4,314,697	-	-	4,314,697	-	4,314,697
Noncontrolling interests in subsidiaries acquired	-	-	-	-	-	-	1,037,867	1,037,867
Issuance of equity for business acquisition	-	-	1,444,369	-	-	1,444,369	-	1,444,369
Net income	-	-	-	-	1,479,228	1,479,228	-	1,479,228
Foreign currency translation adjustment	-	-	-	329,758	-	329,758	-	329,758
Balance as of December 31, 2008	6,000,000	$6,000	$9,533,619	$454,828	$1,126,957	$11,121,404	$1,037,867	$12,159,271
Net income	-	-	-	-	6,417,037	6,417,037	233,144	6,650,181
Foreign currency translation adjustment	-	-	-	33,812	-	33,812	-	33,812
Balance as of December 31, 2009	$6,000,000	$6,000	$9,533,619	$488,640	$7,543,994	$17,572,253	$1,271,011	$18,843,264

The accompanying notes are an integral past of these combined and consolidated financial statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

1. Description of Business, Organization, VIE and Basis of Consolidation and Combination

 Andatee China Marine Fuel Services Corporation (“Andatee” or “the Company”) was incorporated in the State of Delaware on July 10, 2009. Upon incorporation, the Company had authorized 50,000,000 common stock shares, par value $0.001per share. On October 16, 2009 the Company issued 8,000,000 shares in the share exchange with Goodwill Rich, as described below. On October 19, 2009, the Company affected a reverse share split on the basis of the 1-for-1.333334 ratio. As a result of the split, the number of common stock issued and outstanding has decreased from 8,000,000 to 6,000,000 shares. The effect of reverse share split has been retroactively reflected for all periods presented herein.

The Company was organized as a holding company to acquire Goodwill Rich International Limited (“Goodwill Rich”), a company incorporated in Hong Kong, and its subsidiary in connection with a contemplated initial public offering of the Company’s common stock on the NASDAQ Capital Market. Goodwill Rich was incorporated on October 28, 2008.

Andatee became the owner of 100% of the outstanding common stock of Goodwill Rich as the result of a share exchange arrangement entered in August 2009 and completed on October 16, 2009, in which 8,000,000 common share of Andatee (on a pre-reverse stock split basis or 6,000,000 common shares after the effect of the reverse stock split) were exchanged for all of the outstanding shares of Goodwill Rich. The stockholders of Andatee and the stockholders of Goodwill Rich were the same, and therefore the August 2009 share exchange was accounting for as a recapitalization of Goodwill Rich. As a result, Goodwill is deemed to be the predecessor of Andatee for financial reporting purposes, and the financial statements of Andatee for the periods prior to the share exchange as presented here are the historical financial statements of Goodwill Rich for those periods, after being adjusted to retroactively reflect the effects of the recapitalization to 6,000,000 issued and outstanding shares.

In March 2009, Goodwill Rich established a subsidiary company in Dalian, People’s Republic of China (the “PRC”), named Dalian Fusheng Consulting Company (“Fusheng”).

Dalian Xingyuan Marine Bunker Co., Ltd. (“Xingyuan”) was established in September 2001 with a registered capital of RMB7 million and began providing refueling services to the marine vessels in Dalian Port in Dalian City. Xingyuan holds 100% ownership of Donggang Xingyuan Marine Fuel Company (“Donggang Xingyuan”), a company incorporated in Dalian, PRC, in April, 2008. In addition, in December 2008, Xingyuan acquired 90% ownership of Rongcheng Xinfa Petroleum Company (“Xinfa”) and 63% ownership of Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”), respectively (see more details in Note 3 “Business Acquisitions”).

On March 26, 2009, Fusheng, Xingyuan and the stockholders of Xingyuan entered into a series of agreements, as described below (the Consulting Services Agreement, the Operating Agreement, the Equity Pledge Agreement, the Option Agreement and the Proxy and Voting Agreement). Under these agreements Goodwill Rich obtained the ability to direct the operations of Xingyuan and its subsidiaries and to obtain the economic benefit of their operations. Therefore, management determined that Xingyuan became a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 (originally issued as FASB Interpretation (“FIN”) No. 46(R) “Consolidated Variable Interest Entities — an interpretation of ARB No. 51””), and the Goodwill Rich (and the Company after the October 16, 2009 share exchange described above) was determined to be the primary beneficiary of Xingyuan and its subsidiaries. Accordingly, beginning March 26, 2009, Goodwill Rich (and the Company after the October 16, 2009 share exchange described above) has consolidated the assets, liabilities, results of operations and cash flows of Xingyuan and its subsidiaries its financial statements. The agreements between the Goodwill Rich and Xingyuan were entered into to facilitate raising capital for the operations of Xingyuan through an offering of the Company’s common stock on the Nasdaq Capital Market, and Goodwill Rich paid no consideration to Xingyuan or its stockholders for entering into the agreements under which Xingyuan became a VIE, provided, however, that Mr. An Fengbin, the principle stockholder of Xingyuan became the chairman and CEO of the Company, and Mr. An Fengbin and the other stockholders of Xingyuan  have certain rights or options to acquire the 6,000,000 shares of the Company’s common stock issued in the share exchange between the Company and Goodwill Rich at later dates when permitted by PRC laws and regulations. Mr. An Fengbin remains the principle stockholder of Xingyuan after the completion of the share exchange between Goodwill Rich and Andatee described above.

Upon the October 28, 2008 incorporation of Goodwill Rich, Goodwill Rich and the stockholders of Xingyuan has entered into a series of separate agreements under which Goodwill Rich and Xingyuan were deemed, until March 2009, to be under the common control of the stockholders of Xingyuan. Those separate agreements provided that the majority stockholder of Goodwill Rich appointed Mr. An Fengbin to (i) act as a director of Xingyuan, Xingyuan’s majority stockholder, and Fusheng, (ii) act for the majority stockholder of Goodwill Rich at any meetings of the directors, managers, financial controllers or other senior management of Xingyuan, Xingyuan’s majority stockholder, and Fusheng, (iii) exercise all voting and dispositive rights over the common stock of Xingyuan, Xingyuan’s majority stockholder, and Fusheng. The agreements further provided that the majority stockholder of Xingyuan would not appoint any additional directors to the boards of any of these entities without Mr. An Fengbin’s approval. As a result, Mr. An Fengbin was deemed to control Goodwill Rich and Fusheng, and those companies and Xingyuan were deemed to be under common control.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2009 and 2008

1. Description of Business, Organization, VIE and Basis of Consolidation and Combination – (continued)

All of the transactions between Andatee, Goodwill Rich, Fusheng and Xingyuan were deemed to be transactions between companies under common control, and therefore the bases of the assets and liabilities in each of the companies was not adjusted in any of the transactions.

As a result of the above, the accompanying combined and consolidated financial statements contain:

•	through October 28, 2008, the assets, liabilities, results of operations and cash flows of Xingyuan and its subsidiaries;

•
for the period from October 28, 2008 to March 26, 2009, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary (adjusted for the effects of the August, 2009 recapitalization with Andatee) combined with those of Xingyuan and its subsidiaries; and

•
for the period from March 26, 2009 to June 30, 2009, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary (adjusted for the effects of the August, 2009 recapitalization with Andatee) consolidated with those of its VIE, Xingyuan, and its subsidiaries.

The Company, its subsidiaries, its VIE and its VIE’s subsidiaries (collectively the “Group”) are principally engaged in the production, storage, distribution and trading of blended marine fuel oil for cargo and fishing vessels in the PRC.

Consulting Services Agreement.   Pursuant to the exclusive consulting services agreement between Fusheng and Xingyuan, Fusheng has the exclusive right to provide to Xingyuan business consulting and related services in connection with the production and sale of marine bunker (the “Services”). Under this agreement, Fusheng owns the intellectual property rights arising from the performance of the Services, including, but not limited to, any trade secrets, copyrights, patents, know-how, un-patented methods and processes and otherwise, whether developed by Fusheng or Xingyuan based on Fusheng’s provision of Services under the agreement. Xingyuan pays 50% of its total net profit to Fusheng on a quarterly basis as consulting service fee. The consulting services agreement is in effect for a term of 10 years starting from March 26, 2009 unless terminated by (a) Xingyuan upon six-months prior written notice and payment to Fusheng of (i) RMB2,000,000 as liquidated damages and (ii) all of Fusheng’s losses resulting from such early termination; (b) Fusheng upon Xingyuan’s breach of the agreement; or (c) Fusheng at any time upon thirty-days written notice to Xingyuan. This agreement may be renewed at Fusheng’s sole discretion.

Operating Agreement.  Pursuant to the operating agreement among Fusheng, Xingyuan and the stockholders of Xingyuan who collectively hold all of the outstanding shares of Xingyuan (collectively “Xingyuan Stockholders”), Fusheng provides guidance and instructions on Xingyuan’s daily operations, financial management and employment issues. The stockholders of Xingyuan must appoint the candidates recommended by Fusheng to Xingyuan’s board of directors. Fusheng has the right to appoint personnel to high level managerial positions of Xingyuan, including General Manager and Chief Financial Officer. In addition, Fusheng agrees to guarantee Xingyuan’s performance under any agreements, contracts or transactions executed by Xingyuan relating to Xingyuan’s business. Xingyuan, in return, agrees to pay Fusheng a quarterly fee equal to 50% of Xingyuan’s total net profits for such quarter. Moreover, Xingyuan agrees that without the prior consent of Fusheng, Xingyuan will not engage in any transactions that could materially affect the assets, obligations, rights or the business of Xingyuan, including, without limitation, (a) borrowing money from a third party or assuming any debt, (b) selling to a third party or acquiring from a third party any assets or rights, including without limitation, any plant, equipment, real or personal property, or any intellectual property rights, (c) providing any guaranty for any third party obligations, (d) assigning to a third party any agreements related to Xingyuan’s business, (e) engaging in any other business consulting agreements with a third party or engaging in any other business activities other than the business of producing and selling marine bunker, and (f) pledging any of Xingyuan’s assets or intellectual property rights to a third party as a security interest. The term of this agreement is 10 years from March 26, 2009 and will be automatically renewed for additional 10 year period upon the expiration of the initial term or any renewal term, unless previously terminated. Fusheng may terminate the agreement at any time upon thirty (30) days written notice to Xingyuan and the Xingyuan Stockholders.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

1. Description of Business, Organization, VIE and Basis of Consolidation and Combination – (continued)

Equity Pledge Agreement.  Under the equity pledge agreement between Xingyuan, the Xingyuan Stockholders and Fusheng, the Xingyuan Stockholders pledged all of their equity interests in Xingyuan to Fusheng to guarantee Xingyuan’s performance of its obligations under the following agreements entered into by Fusheng and Xingyuan: (a) the Exclusive Consulting Agreement dated March 26, 2009, (b) the Operating Agreement dated March 26, 2009 and (c) any other agreements to be entered into by and between Fusheng and Xingyuan from time to time with respect to Fusheng’s provision of services to Xingyuan and Fusheng’s collection of appropriate charges from Xingyuan (collectively, (a), (b) and (c) are the “Service Agreements”). If Xingyuan or Xingyuan’s Stockholders breach its respective contractual obligations, Fusheng, as pledgee, will be entitled to certain rights, including but not limited to the right to sell the pledged equity interests. The stockholders of Xingyuan agreed that without Fusheng’s prior written consent, they will not transfer any equity interest, create or permit to exist any pledge that may damage Fusheng’s rights or interests in the pledged equity interests, or cause Xingyuan’s meeting of stockholders or board of directors to pass any resolutions about the sale, transfer, pledge or other disposal of the lawful right to derive income from any equity interest in Xingyuan or about the permission of the creation of any other security interests thereon. The term of this agreement is the same as the longest of the Service Agreements. If the term of any Service Agreement is renewed, the term of this agreement will extend accordingly.

Option Agreement.   Under the option agreement between Xingyuan, the Xingyuan Stockholders and Fusheng, the Xingyuan Stockholders irrevocably, unconditionally and exclusively granted Fusheng a purchase option (the “Purchase Option”) whereby, to the extent permitted under Chinese law, Fusheng has the right to request the Xingyuan Stockholders transfer, to it or its designated entity or person, the total equity interests held by them in the registered capital of Xingyuan, which as a group equals 100% of the outstanding equity of Xingyuan. Fusheng has sole discretion to decide the specific time, method and number of the exercise of the Purchase Option. At the time of each exercise of the Purchase Option by Fusheng, the total consideration to be paid to Xingyuan Stockholders by Xingyuan or its designated entity or person shall be determined from one of following two prices i) RMB 10.00; or ii) the lowest price permitted under PRC laws. This agreement will terminate after 100% of the outstanding equity of Xingyuan has been duly transferred to Fusheng and/or Fusheng’s designee(s).

Proxy and Voting Agreements.  Pursuant to the proxy and voting agreements between Fusheng, Xingyuan, and each of Xingyuan’s Stockholders, Xingyuan’s Stockholders agreed to irrevocably entrust the person designated by Fusheng with his stockholder voting rights and other stockholder rights for representing him to exercise such rights at the stockholders’ meeting of Xingyuan in accordance with applicable laws and its Article of Association, including, but not limited to, the right to sell or transfer all or any of his equity interest in Xingyuan, and appoint and vote for the directors and Chairman as the authorized representative of the Xingyuan Stockholders. The term of each Proxy and Voting Agreement is twenty (20) years from March 26, 2009 and may be extended prior to its expiration by written agreement of the parties.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying combined and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation

The combined and consolidated financial statements include the combined revenues, expenses and cash flows of Xingyuan and its subsidiaries as of and for the year ended December 31, 2008 and on a consolidated basis from the date that Xingyuan became a consolidated VIE of the Company (see Note 1). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar (“U.S. dollar”). The functional currency of the Company’s subsidiary in Hong Kong is the U.S. dollar while the local currency of the Company’s subsidiary, VIE and its subsidiaries in China is the Renminbi (“RMB”). Accordingly, assets and liabilities of the China entities are translated at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates in effect during the reporting period to U.S. dollar. Gains and losses resulting from foreign currency translation to reporting currency are recorded in accumulated other comprehensive income in the statements of changes in shareholders’ equity for the years presented.

Foreign currency transactions are translated at the applicable rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are remeasured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash

In accordance with FASB ASC Topic 210 (originally Accounting Review Board (“ARB”) No. 43, Chapter 3A “Current Assets and Current Liabilities”), cash which is restricted as to withdrawal is considered a non-current asset.

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

When evaluating the adequacy of its allowance for doubtful accounts, the Company reviews the collectability of accounts receivable, historical write-offs, and changes in sales policies, customer credibility and general economic tendency.

Inventories

Inventories are stated at the lower of cost and current market value. Costs include the cost of raw materials, freight, direct labor and related manufacturing overhead. Inventories are stated at cost upon acquisition.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

The cost of inventories is calculated using the weighted average method. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories.

Net realizable value is the estimated selling price in the normal course of business less the estimated costs to completion and the estimated expenses and related taxes to make the sale.

Reusable materials include low-value consumables and other materials, which can be in use for more than one year but do not meet the definition of fixed assets. Reusable materials are amortized in half when received for use and in another half when cease to work for any purpose. The amounts of the amortization are included in the cost of the related assets or profit or loss.

Concentration of Risks

All of the Group’s sales and a majority of its expense transactions are denominated in RMB and a significant portion of the Group’s assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Group in China must be processed through the PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to affect the remittance.

As of December 31, 2009, all of the Company’s cash was on deposit at financial instructions in the PRC where there is currently no rule or regulation requiring such financial institutions to maintain  insurance to cover bank deposits in the event of bank failure.

For fiscal year ended December 31, 2009, there were two customers accounted for 12.8% and 11.9% of the Company’s total revenues. There were two customers accounted for 16.9% and 13.9% of the total revenues for the fiscal year ended December 31, 2008.

For the year ended December 31, 2009, the company purchased 36.2% and 33.4% of its raw materials from two suppliers. The balances of advances to these two suppliers were $791,459 and $1,774,425 at December 31, 2009. The total balance of advances to suppliers at December 31, 2009 was $7,691,266, which was non-interest bearing and unsecured.

For the year ended December 31, 2008, the company purchased 46% of its raw materials from one supplier. The balance of advances to this supplier was $665,789 at December 31, 2008. The total balance of advances to suppliers at December 31, 2008 was $2,168,620, which was non-interest bearing and unsecured.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs, which are not considered improvements and do not extend the useful life of the asset, are expensed as incurred; additions, renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the statement of operations in cost of blended products.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

2. Summary of Significant Accounting Policies – (continued)

Depreciation is provided to recognize the cost of the asset in the results of operations. The Company calculates depreciation using the straight-line method with estimated useful life as follows:

Items	Useful Life
Property and buildings	40 years
Marine bunker	15 years
Boiler equipment	12 years
Laboratory equipment	8 years
Transportation vehicles	8 years
Office equipment	4 years
Electronic equipment	3 years

Construction in Progress

Construction in progress represents property and buildings under construction and consists of construction expenditure, equipment procurement, and other direct costs attributable to the construction. Construction in progress is not depreciated. Upon completion and ready for intended use, construction in progress is reclassified to the appropriate category of property, plant and equipment.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360 (originally Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of December 31, 2009 and 2008, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. The Company performs its impairment test on an annual basis. The Company determined that there was no impairment of goodwill as of December 31, 2009.

Intangible Assets

Intangible assets consist mainly of land use rights and software. The intangible assets are amortized using straight-line method over the life of the rights and assets.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

The details of land use rights are as follows:

Location	Land Size	Amount	Terms
	(square meter)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$2,192,816	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$563,978	July 16, 2008 – May 15, 2058

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 (now codified at FASB ASC Topic 810) also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 for the accompanying consolidated financial statements.

Noncontrolling interest represents a 37% equity interest in Nanlian and a 10% equity interest in Xinfa for the minority owners.

Revenue Recognition

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104. Revenue is recognized when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when delivery occurs and when collection is probable.

Delivery is typically conveyed via pipeline or tanker and sales revenues are recognized when customers take possession of goods in accordance with the terms of purchase order agreements that evidence agreed upon pricing and when collectability is reasonably assured.

Advances from customers represent monies that customers have paid in advance for the Company’s marine fuel products as down payments and where the delivery of these marine fuel products is not yet complete. Supply and demand for our products determines the circumstances requiring advances from customers. As an industry wide practice, we require advances from customers for substantially all sales.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment”, (now codified at FASB ASC Topic 718) which prescribes accounting and reporting standards for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123(R) requires compensation expense to be recorded using the fair value method.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

Environmental Expenditures

Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed as incurred.

Research and Development Costs

Research and development costs are recognized in the income statement when incurred.

Income Taxes

The Company provides for income taxes in accordance with FASB ASC Topic 718 (originally SFAS No. 109, “Accounting for Income Taxes”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Defined Contribution Plan

Pursuant to the relevant laws and regulations in the PRC, the Company participates in various defined contribution retirement plans organized by the respective divisions in municipal and provincial governments for its employees. The Company is required to make contributions to the retirement plans in accordance with the contribution rates and basis as defined by the municipal and provincial governments. The contributions are charged to the respective assets or the income statement on an accrual basis. When employees retire, the respective divisions are responsible for paying their basic retirement benefits. The Company does not have any other obligations in this respect.

The Company contributed $33,511 and $28,388 for the years ended December 31, 2009 and 2008, respectively.

Housing Fund and Other Social Insurance

In addition to retirement benefits, the Company makes contributions to the housing fund and other social insurances such as basic medical insurance, unemployment insurance, worker injury insurance and maternity insurance for its employees in accordance with relevant laws and regulations. The Company makes monthly contributions to the housing fund and the above insurances based on the applicable rates of the employee salaries. The contributions are charged to the respective liability account and the income statement on an accrual basis.

Earnings per Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the periods after giving retroactive effect to (i) the recapitalization of Goodwill Rich affected through the October 16, 2008 share exchange between he Company and Goodwill Rich and (ii) the October 19, 2009 reverse stock split. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income (loss), as presented on the accompanying consolidated balance sheets, consists of the cumulative foreign currency translation adjustment.

Segment Reporting

The Company operates and manages its business as a single segment. As the Company primarily generates its revenues from customers in the PRC, no geographical segments are presented.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Technical Corrections to Various Topics

In February, 2010 the FASB issued ASC Update 2010-08, which contains technical corrections to various Topics within the ASC. Those corrections are effective for interim and annual periods beginning after February 2, 2010. The Company is currently evaluating the potential effects of ASC Update 2010-08.

Fair Value Measurements and Disclosures – Improving Disclosures About Fair Value Measurements

In February, 2010, the FASB issued FASB ASC Update 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures About Fair Value Measurements,” ASU Update 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU Update 2010-06 is effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which are effective January 1, 2011. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s results of operations or financial position.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into the FASB ASC, which contains roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 is effective for financial statements issued for reporting periods that end after September 15, 2009. As the result of SFAS No. 168 the Company’s references to the authoritative accounting literature in these financial statements have been revised to include references to the FASB ASC.

Consolidation of Variable Interest Entities – Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which has been codified as an update to FASB ASC Topic 810 which requires ongoing analyses to determine whether an entity’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”), making it the primary beneficiary, based on whether the entity (i) has the power to direct activities of the VIE that most significantly impact its economic performance, including whether it has an implicit financial responsibility to ensure the VIE operates as designed, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Enhanced disclosures regarding an entity’s involvement with variable interest entities are also required under the provisions of FASB ASC 810. These requirements are effective January 1, 2010. The adoption of these requirements is not expected to have a material impact on the Company’s financial statements.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2008. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The implementation of this issue did not have a material impact on the Company’s financial position and results of operations.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) which is codified at FASB ASC Topic 855. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP, which is codified at FASB ASC Topic 820, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments “, which is codified in FASB ASC Topic 320. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which is codified in FASB ASC Topic 825. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

Employers’ Disclosures About Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

Benefit Plan Assets.” This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (FASB ASC Topic 715) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1 and did not have a material effect on the Company’s consolidated financial statements.

Accounting for an Instrument (or an Embedded Feature) With a Settlement Amount that is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8, codified at FASB ASC Topic 815, clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 was effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7, codified at FASB ASC Topic 350, clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 was effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 amends FASB ASC Topic 323 to clarify the accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 was effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This EITF, codified at FASB ASC Topic 820, determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 was effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP, codified at FASB ASC Topic 260, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP was effective for fiscal years beginning after December 15, 2008. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5, codified at FASB ASC Topic 815, provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 was effective for fiscal years beginning after December 15, 2008. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP, codified at FASB ASC Topic 470, clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP was effective for us as of January 1, 2009 and early adoption is not permitted. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2009 and 2008

2. Summary of Significant Accounting Policies  – (continued)

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS No.161), which was codified at FASB ASC Topic 815. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 did not have material impact on the Company’s consolidated financial statements.

3. Business Acquisition

On December 25, 2008, Xingyuan acquired 90% ownership of Rongcheng Xinfa Petroleum Company (“Xinfa”), for which Xingyuan issued 2,475,000 shares of its common stock, equal to 3.96% ownership of Xingyuan. Xinfa engaged in distribution of marine fuel oil in the surrounding areas of Shidao town, Rongcheng city, Shandong Province, with heavily concentrated and developed fishing industry.

The acquisition-date fair value of the total consideration transferred was RMB 9.9 million (approximately $1.44 million), based on independent appraisal reports as well as the management experience in valuation of similar assets and liabilities.

On December 31, 2008, Xingyuan entered into a share acquisition agreement with Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”) and its shareholders. Xingyuan acquired 63% ownership of Nanlian, for a total consideration of RMB15.12 million (approximately $2.21 million), which was fully paid in February 2009. The principal activities of Nanlian are storage, distribution and trading of blended marine fuel oil for cargo and fishing vessels. This acquisition allowed the Company to build a stronghold in a very important fishing port in southern China.

The acquisition of Xinfa and Nanlian was accounted for using the purchase method. The results of Xinfa and Nanlian’s operations have been included in the consolidated financial statements since their acquisition dates.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

3. Business Acquisition  – (continued)

Management made estimates and judgments in determining the fair values of the assets acquired and liabilities assumed based on independent appraisal reports as well as its experience in valuation of similar assets and liabilities. The following represents the purchase price allocation and factors that contributed to a purchase price that resulted in the recognition of goodwill at the date of the acquisition:

	Xinfa	Nanlian	Total
Cash and cash equivalents	$252	$—	$252
Inventory	27,839	28,831	56,670
Other receivables	—	1,880,565	1,880,565
Property and equipment	1,024,337	327,959	1,352,296
Goodwill	497,185	617,965	1,115,150
Intangible assets	—	2,192,816	2,192,816
Current liabilities	—	(1,909,565)	(1,909,565)
Noncontrolling interests	(105,243)	(932,624)	(1,037,867)
Total purchase price	$1,444,370	$2,205,947	$3,650,317

The intangible assets acquired in the Nalian acquisition in the amount of $2,192,816 was for a land use rights of 43 years, (April 1, 2004 to May 12, 2047), which are amortized using straight-line method over the remaining life of the rights. The goodwill is not expected to be deductible for income tax purposes.

The following unaudited pro forma financial information presents the consolidated results of operations of the Group as if the acquisition of the 90% equity interest in Xinfa and the 63% equity interest in Nanlian had occurred as of January 1, 2008. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations after the acquisition of Xinfa and Nanlian.

For the Year Ended December 31, 2008

	Historical
	The Group	Xinfa	Nanlian	Adjustment	Pro-forma
Revenues	$79,186,659	$9,910,463	$10,339,382	$(4,094,522)	$95,341,982
Income from operations	$1,866,199	$510,033	$503,321	$(17,061)	$2,862,493
Net income attributable to the Company	$1,479,228	$387,799	$342,371	$(17,061)	$2,192,337
Basic earnings per share attributable to the Company					$0.37	*
Diluted earnings per share attributable to the Company					$0.37	*

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

3. Business Acquisition  – (continued)

*	The number of shares outstanding used in the calculation of earnings per share is 6,000,000 shares, following the reverse stock split of 1-for-1.333334 that became effective on October 19, 2009.

The pro forma adjustments represent the elimination of inter-company sales from Xingyuan to Xinfa and the unrealized profit therewith.

4. Accounts Receivables

	As of December 31,
	2009	2008

Trade accounts receivables	$2,551,642	$1,694,316
Allowances for doubtful accounts	(36,239)	(175,887)
Accounts receivables, net	$2,515,403	$1,518,429

5. Other Receivables

	As of December 31,
	2009	2008

Other receivables	$1,722,206	$1,077,755
Allowances for doubtful accounts	(414,732)	(61,906)
Other receivables	$1,307,474	$1,015,849

6. Inventories

Inventory consists of the following:

	As of December 31,
	2009	2008

Marin Fuel	$13,298,794	$4,697,954
Other consumables	3,736	3,727
Total	$13,302,530	$4,701,681

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2009 and 2008

6. Inventories  – (continued)

As of December 31, 2009, $5,022,679 of Dalian Xingyuan’s inventory has been pledged as the collateral for a loan from Shenzhen Development Bank (“SD Bank”).

7. Property Plant and Equipment

	As of December 31,
	2009	2008

Property and buildings	$10,226,544	$2,717,405
Laboratory equipment	336,412	41,849
Boiler equipment	227,756	190,249
Marine bunker	206,559	206,046
Transportation vehicles	529,386	307,907
Office equipment	34,891	16,631
Electronic equipment	49,895	44,641
Total	11,611,443	3,524,728
Less: Accumulated depreciation	(1,170,197)	(757,823)
Net Value	$10,441,246	$2,766,905

The depreciation expenses were $410,269 and $91,642 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, $1,140,738 of Xingyuan’s property has been pledged as the collateral for a loan from Shanghai Pudong Development Bank (“SPD Bank”).

8. Construction in Progress

	As of December 31,
	2009	2008

Construction in progress, cost	$675,454	$171,097
Less: provision for impairment losses	(43,252)	(43,145)
Total	$632,202	$127,952

Construction impairment losses related to constructions projects in Lvshun and Zhuanghe, resulted in provisions of $43,252 and $43,145 for the years ended on December 31, 2009 and 2008 respectively, due to the shift of the company’s expansion strategy. Originally, the Company intended on building a market network locally around Dalian City, where the Company’s headquarter is located; hence it started the construction of property and buildings in Lvshun and Zhuanghe. In late 2007, the Company perceived an opportunity of establishing a national market network focusing on the nation’s biggest fishing market neighborhoods, such as Donggang in Liaoning province, Shidao in Shandong province and Zhoushan in Zhejiang province. Therefore, the on-going constructions in Lvshun and Zhuanghe were ceased thereafter. Given the situation, the Board of Xingyuan ratified a resolution to set aside provisions for impairment losses of constructions in Lvshun and Zhuanghe.

The construction projects as of December 31, 2009 and 2008 were constructions to build facilities to expand production capacity in Donggang and Nalian. Balances represent mainly construction expenditures and equipment cost.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2009 and 2008

8. Construction in Progress – (continued)

The following table states in details about costs incurred as each of the balance sheet date presented:

	As of December 31,
	2009	2008

Berth and berth improvement	$437,109	$72,048
Office building	-	15,758
Oil blending and storage tank	195,093	40,146
Pumping station and boiler	-	—
Total	$632,202	$127,952

9. Intangible Assets

	As of December 31,
	2009	2008

Land use rights	$2,763,649	$2,756,794
Software	4,388	4,377
Total	2,768,037	2,761,171
Less: accumulated amortizations	(76,063)	(6,515)
Intangible assets, net	$2,691,974	$2,754,656

Nanlian’s land use rights of $2,140,922 have been pledged as collateral for a loan from Baotou Commerce Bank as of December 31, 2009.

Donggang Xingyuan’s land use rights of $548,419 have been pledged as collateral for a loan from Shanghai Pudong Development Bank as of December 31, 2009.

Amortization expenses ended December 31, 2009 and 2008 were $69,464 and $6,414 respectively.

10. Restricted Cash

	As of December 31,
	2009	2008

Escrow account	$-	$6,711,214
Certificate of deposit	-	1,517,318
Total	$-	$8,228,532

To reduce the Company’s financial interest, the Company chooses Bank Acceptance Bill (“BAC”) as a financial vehicle to obtain additional working capital. According to the bank’s credit policy, the Company is required to deposit 50% of total BAC credit applied into the Escrow Account as guarantee. Upon the maturity of the BAC, the Company is required to deposit another 50% into the Escrow Account to clear the account.

The certificate of deposits as of December 31, 2008 was with the SPD Bank. $758,659 matured on May 27, 2009 and another $758,659 matured on June 2, 2009.

11. Related Party Transactions

The amounts due from related parties were as follows:

	As of December 31,
	2009	2008

Amount due from Dalian Dongfangzheng	$-	$4,909,643
Amount due from An Fengbin	122,667	-
Total	$122,667	$4,909,643

In September 2008, Dalian Dongfangzheng Industrial Co., Ltd. (“DFZ”) borrowed $5,436,942 from Donggang Xingyuan for the purpose of temporary funding its business operations. The balance was repaid by August 8, 2009. Mr. An Fengbin, the CEO of the Company and the Chairman and CEO of Xinyuan and his wife, Wang Jing, established DFZ, which holds 85% equity interest of Xingyuan, in September 2006. DFZ is under the control of these individuals.

In November, 2009 Xingyuan advanced $122,667 to Donggang Aquatic Product Trading Center and Donggang Xingyuan Ship Repair Yard, two companies that are under the control of Mr. An Fengbin. These companies are using these funds, together with approximately $700,000 invested by Mr. An Fengbin through December 31, 2009, to construct facilities in the Donggang port area that would provide marine services that compliment the services offered there by the Company. Mr. An Fengbin is liable to the Company for these advances and is at risk for any losses incurred by these entities, and the Company has no obligations to or on behalf of Donggang Aquatic Product Trading Center and Donggang Xingyuan Ship Repair Yard.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2009 and 2008

12. Short Term Loans

	Interest Rate
	(Per Annum)	12-31-09	12-31-08	Terms
SD Bank	5.84%	$1,462,587	$—	December 9, 2009 – June 9, 2010
SD Bank	4.86%	1,901,363	—	December 11, 2009 – June 11, 2010
SD Bank	4.86%	1,755,104	—	December 15, 2009 – June 15, 2010
SPD Bank	5.31%	2,193,881	—	November 30, 2009 – July 27, 2010
SPD Bank	5.84%	1,023,811	1,021,272	August 27, 2009 – July 27, 2010
Baotou Commerce Bank	5.84%	1,901,363	1,896,647	July 22, 2009 – July 22, 2010

Total		$10,238,109	$2,917,919

Dalian Xingyuan’s inventory of $5,022,679 has been pledged as the collateral for a loan from SD Bank.

13. Bankers Acceptance Notes

From August to December in 2008, the Company executed a credit facility with Shenzhen Development Bank (“SD Bank”) that provided for working capital. Borrowings under the credit facility were made at bankers’ acceptance.

Beneficiary	Endorser	Origination Date	Maturity Date	Amount
Dalian Dongfangzheng Industrial Co., Ltd.	SD Bank	08-12-2008	02-12-2009	$4,376,879
Dalian Dongfangzheng Industrial Co., Ltd.	SD Bank	08-13-2008	02-13-2009	3,209,712
Dalian Xinghang Petrolium Co.	SD Bank	12-09-2008	06-09-2009	1,458,959
Dalian Xinghang Petrolium Co.	SD Bank	12-10-2008	06-10-2009	1,458,959
Dalian Xinghang Petrolium Co.	SD Bank	12-11-2008	06-11-2009	1,458,959
Dalian Xinghang Petrolium Co.	SD Bank	12-11-2008	06-11-2009	1,458,959
Total				$13,422,427

Borrowings under this credit facility are made on a when-and-as-needed basis at the Company’s discretion. 8,500 tons of marine fuel was pledged to be served as collateral against credit default.

14. Restricted Net Assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Group’s PRC subsidiary only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiary and VIE.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

14. Restricted Net Assets – (continued)

In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, a foreign invested enterprise established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly-owned foreign invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Fusheng were established as a wholly-owned foreign invested enterprise and therefore are subject to the above mandated restrictions on distributable profits.

Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide statutory common reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Xingyuan and its subsidiaries were established as domestic invested enterprises and therefore are subject to the above mandated restrictions on distributable profits.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer a portion of their net assets to the Company.

Amounts restricted include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIE as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$2,065,000 and US$1,386,000 as of  December 31, 2009 and 2008; therefore in accordance with Rules 504 and 4.08 (e) (3) of Regulation S-X, the condensed parent company only financial statements as of December 31, 2009 and 2008, for each of the years in the period ended December 31, 2009 and 2008 are disclosed in Note 18.

15. Taxation

Value Added Tax (“VAT”)

The Group’s PRC entities are subjected to VAT at an effective rate of 17% for the revenues.

Donggang City provided special tax exemptions to the enterprises incorporated in Donggang. Donggang Xingyuan is entitled to enjoy a special 15% tax exemption of its monthly paid VAT as a refund to the Company.

Income Taxes

Goodwill Rich is subject to taxes in Hong Kong at 16.5%.

Under Chinese income tax laws, prior to January 1, 2008, companies were subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments. Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the income tax laws. The new standard EIT rate of 25% replaced the 33% rate (or other reduced rates previously granted by tax authorities). The new standard rate of 25% was applied to calculate certain deferred tax benefits that are expected to be realized in future periods.

Donggang Xingyuan is entitled to enjoy a special tax exemption granted by Donggang City whereby 20% of its paid EIT will be refunded to the Company.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

15. Taxation  – (continued)

The following table reconciles the Group’s effective tax rates for the periods ended:

	As of December 31,
	2009	2008

HK income taxes	—	—
China income taxes	25%	25%
Local income tax adjustment	0.6%	1.3%
Effective income tax rates	25.6%	26.3%

Deferred Tax

The provision for income taxes consists of taxes on income from operations plus unrecognized tax benefits from the application of FIN 48 plus changes in deferred taxes for the periods ended:

	As of December 31,
	2009	2008

Current	$2,345,561	$560,696
Deferred	(53,295)	(33,412)
Total	$2,292,266	$527,284

The charges for taxation are based on the results for the year as adjusted for items which are non-assessable or disallowed. They are calculated using tax rates that have been enacted or granted at the balance sheet dates.

The significant components of deferred tax expenses (benefits) are:

	As of December 31,
	2009	2008

Change in valuation allowance	$(53,295)	$(33,412)
Total	$(53,295)	$(33,412)

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. The following represents the significant components of deferred tax assets and liabilities:

	As of December 31,
	2009	2008

Deferred tax assets:
Change in valuation allowance	$112,743	$59,448
Deferred tax assets	$112,743	$59,448

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2009 and 2008

16. Fixed Asset Disposition

In October 2008, based on the Company’s experience and analysis of the oil market, management estimated that the demand for oil transportation would keep shrinking for at least 3 to 4 months as oil prices collapsed and financial crisis spread into other areas of the economy. As a result, management concluded that transportation overcapacity in terms of oil bunkers would lead to an unnecessary increase of various expenses related to maintaining the fleet in good shape. Therefore, the Company decided to sell one bunker. The sale of the bunker, in 2008, is set forth as follows:

Asset Item	Historical Cost	Net Value	Proceeds on Disposal	Gain on Disposal
Bunker No. 3	$181,443	$119,000	$143,632	$24,632

17. Commitment and Contingency

Lease Obligation

The Company has entered into several tenancy agreements for the lease of storage facilities, offices premises and berth use rights. The Company’s commitment for minimum lease payments under these operating leases for the next five years and thereafter is as follows:

For the year 2010	299,270
For the year 2011	210,219
For the year 2012	—
For the year 2013	—
Thereafter	—
Total	$509,489

Rental expenses, including storage tank leasing charges and office rental charges, were approximately $471,114 and $425,790, for the years ended December 31, 2009 and 2008, respectively, and were charged to the statement of operations as incurred.

Share Purchase Agreement

In December 2008, the Company entered into a share purchase agreement with Chen Weiwen to purchase its 63% ownership of Xiangshan Yongshinanlian Petroleum Company, according to the foresaid agreement, the Company is bound to pay RMB 8,880,000 (approximately $1.3 million) for the remaining 37% ownership of Nalian to Mr. Chen upon his request after the year of 2010.

Legal Proceeding

On January 16, 2008, Xingyuan obtained a judgment in its favor in the sales contract dispute at the trial court level against Yantai Development Zone Fuchang Bunker Co., Ltd. (“Fuchang”). Under this judgment for specific performance, Fuchang is required to deliver approximately 163 tons of marine fuel to Xingyuan within 20 days following the court decision or to pay to Xingyuan a restitution amount of RMB 791,473 (approximately $116,000) plus legal expenses of the lawsuit of RMB 16,510 (approximately $2,400).

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2009 and 2008

17. Commitment and Contingency  – (continued)

On May 6, 2008, Xingyuan, obtained a judgment in a contractual dispute in its favor against Dalian Dafangshen Ocean Fishery Co., Ltd. (“Dafangshen”) in the amount of RMB 1,431,487 (approximately $209,000) and the penalty of approximately RMB 1,000,000 (approximately $146,000). Dafangshen did not appeal the judgment and, therefore, the Company intends to collect on this judgment to the full extent permissible under the PRC law.

In June 2008, in a separate joint-cooperation contract dispute by and between Dalian Xingyuan and Fuchang, Fuchang obtained a judgment against Dalian Xingyuan following a trial in the amount of RMB1,000,000. On August 15, 2009, the people’s court of first instance formed a new collegial panel and rendered its judgment in favor of Dalian Xingyuan, as a result of which judgment Dalian Xingyuan will not be required to pay the RMB1,000,000 penalty to Fuchang.  Fuchang has appealed the verdict and lost on the appeal with the people’s court, thereby exhausting all of its appeals in this matter. Dalian Xingyuan is in the process of enforcing and collecting upon the judgment in this matter.

18. Parent Company Only Condensed Financial Information

Condensed Balance Sheets

	As of December 31,
	2009	2008

ASSETS
Noncurrent assets
Investment in subsidiaries	17,572,253	11,121,404
Total noncurrent assets	17,572,253	11,121,404
Total assets	$17,572,253	$11,121,404
LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies	—	—
Stockholders' equity
Common stock; par value $0.001; 50,000,000 shares authorized; 6,000,000 shares issued and outstanding	6,000	6,000
Additional paid in capital	9,533,619	9,533,619
Retained earnings (Deficit)	7,543,994	1,126,957
Other comprehensive income	488,640	454,828
Total stockholders’ equity	17,572,253	11,121,404
Total liabilities and stockholders' equity	$17,572,253	$11,121,404

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2009 and 2008

18. Parent Company Only Condensed Financial Information  – (continued)

Condensed Statements of Income:
	As of December 31,
	2009	2008

Operating income
Equity in profit of subsidiaries & VIE	6,417,037	1,479,228
Net income attributable to the Company	6,417,037	1,479,228

Condensed Cash Flow Statements

	As of December 31,
	2009	2008
Cash flows from operating activities:
Net income	$6,417,037	$1,479,228
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in profit of subsidiaries & VIE	(6,417,037)	(1,479,228)
Net cash provided by operating activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Basis of Presentation

For the presentation of the parent company only condensed financial information, the Company records its investment in subsidiaries under the equity method of accounting as prescribed in APB opinion No. 18, “ The Equity Method of Accounting for Investments in Common Stock ”. Such investment is presented on the balance sheet as “Investment in Subsidiaries” and 100% of the subsidiaries profit or loss as “Equity in profit or loss of subsidiaries” on the statement of income.

19. Subsequent Events

On January 26, 2010 the Company completed a firm commitment initial public offering of 3,134,921 shares of common stock at an initial public offering price of $6.30 per share.  The Company received net proceeds, before offering expenses, of approximately $18.6 million. The 3,134,921 shares were offered and sold under the Company's registration statement on Form S-1 which was declared effective by the Securities and Exchange Commission on January 25, 2010. The Company intends to use the net proceeds to expand its research and marketing, to fund the completion of the expansion and upgrade of certain production and storage facilities, to fund possible future acquisitions and to increase its working capital

On January 25, 2009, the Company granted a total of 13,125 non-qualified stock option to members of the Company’s Board of Directors, as follows; Yu Bing (3,750 options), Wen Jiang (3,750 options) and Francis Leong (5,625 options).  The options are exercisable at a price of $6.30 per share. The options vested upon their issuance.

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).           Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Certifying Officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Certifying Officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on this evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.                 Other Information

None.

Part III

Item 10.            Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers as of February 22, 2010. Our Board oversees the business affairs of our company and monitors the performance of management. Under our Bylaws, the Board size may not exceed 6 members. Presently, there are five Board members. At each annual meeting, shareholders elect directors for a full term or the remainder thereof, as the case may be, to succeed those whose terms have expired. Each director holds office for the term for which he or she is elected or until his or her successor is duly elected. Officers are appointed by, and serve at the pleasure of, our Board.

Name	Age	Position

An Fengbin	42	Chairman, President and Chief Executive Officer
Wen Tong	33	Chief Financial Officer, Director
Chen Yuqiang	46	Chief Operating Officer
Wen Jiang	46	Independent Director (1)(2)(3)
Yu Bing	32	Independent Director (1)(2)(3)(4)
Francis N.S. Leong	65	Independent Director (1)(2)(3)
Bai Jinhai	70	Chief Technology Officer

(1)           Member of the Audit Committee.
(2)           Member of the Compensation Committee.
(3)           Member of the Nominating and Governance Committee.
(4)           Audit Committee financial expert

Biographical and background information with respect to the Company’s current executive officers and directors is provided below.

An Fengbin has served as our Chairman, President and Chief Executive Officer since May 2004. From 1985 to 1996, Mr. An worked in the Credit and Loan Department of China Agricultural Bank where he held the title of Deputy Director of Corporate Department, following which engagement, he joined Dalian Zhenyuan Oil Blending Co., Ltd. as a General Manager in 1996 and remained until May 2000. In September 2001, he established a joint venture with Sinopec Corp. (China Petroleum & Chemical Corporation) and founded Xingyuan. Mr. An graduated from Dongbei Finance and Economics University in September 2003 with a degree in Economic Management degree. Mr. An’s substantial experience in the petrochemical industry and his day to day leadership as President and Chief Executive Officer of our Company provides him with intimate knowledge of our business and operations.

Wen Tong has been our Chief Financial Officer and Director since May 2007. From November 2005 to April 2007, Mr. Wen has worked at China Industrial Waste Management Co. Ltd., an OTC-BB company with approximately $10 million in revenue in 2007, as a director and a Deputy Manager. Prior to that, Mr. Wen has worked as an auditor at the accounting firm of Liaoning Tianjin Accounting. Mr. Wen holds a degree in Accounting from Dongbei Finance and Economics University (September 1998).  Wen Tong’s significant expertise and experience in the public accounting and finance enables him to effectively address and analyze the challenges and opportunities facing a US public company with multiple operations in the PRC.

Chen Yuqiang has served as the Chief Operating Officer of our company since April 2009. Mr. Chen worked as a Deputy General Manager at Guangdong Longtian Chemical Co. since October 2007 before joining our company. Prior to that, from April 2006 to October 2007, Mr. Chen was the Deputy General Manager for Guangzhou Nansha Taishan Petrochemical Co. Ltd. Mr. Chen graduated from Chongqing Jiaotong University in 1995 with a degree in Logistic Management. He also holds a Master’s degree in Business Administration from Zhongshan University (December 2007).

Wen Jiang has served as our director since July 2009. From 1993 to present, Mr. Jiang has served as Managing Director of the accounting firm of Wen Jiang & Company, PC in Portland, Oregon, where provides services to more than 300 clients in the public and private sectors. Mr. Jiang has 18 years of experience in accounting, auditing, tax and international business consulting matters. He is a licensed CPA in State of Oregon (1993) and a registered member with PCAOB. Mr. Jiang holds a Bachelor of Science degree in Accounting from Eastern Oregon University (1989). Wen Jiang’s substantial experience and expertise in accounting, auditing, tax and international business consulting matters provide valuable insights to the Board and the Board committees on which he serves.

Francis N.S. Leong has served as our director since July 2009. From 2003 to present, Mr. Leong has served as a Principal at Sungai River, Inc., an international financial consulting firm. Mr. Leong also holds directorships on the Boards of several public companies, including Boyuan Construction Group, Inc., a Chinese construction company (BOY — Toronto Stock Exchange Venture Board); and China Industrial Waste Management, Inc., an industrial waste collection company based in Dalian, China (CIWT — OTC-BB). Mr. Leong holds a Bachelor of Commerce degree from National Chengchi University in Taipei, Taiwan (1968) and a Master’s degree in Public Administration from Marriott School of Management, Brigham Young University, (1975).  Francis N.S. Leong brings years of public company and accounting experience and expertise to his work on the Board and its standing committee.

Yu Bing has served as our director since July 2009. From June 2007 to present, Ms. Yu has served as Executive Director of Brainzoom Investment Holdings Limited, an international business and financial consulting firm. From October 2009 to present, Ms. Yu served as Chief Financial Officer of China New Borun Corporation, a private multinational company principally engaged in manufacture and distribution of edible alcohol and its by-products. From March 2006 to May 2007, she has served as Corporate Financial Director of Cellon International Holdings Corporation, an electronics component design company. From June 1999 to March 2006, Ms. Yu has served as Audit Manager at Arthur Andersen, then, at PricewaterhouseCoopers LLP (PWC). Ms. Yu holds a Bachelor of Accounting from Central University of Finance and Economics (1998).  Yu Bing’s training and experience at PWC and subsequent public company experience provide unique perspective and insight in the areas of public company and SEC accounting.

Bai Jinhai has been our Chief Technological Officer since March 2005. Mr. Bai holds a Chemical Engineering degree from Dalian Technological University (DTU) (September 1963). Following his graduation, he remained on the DTU faculty and has taught in undergraduate and graduate programs at the DTU. He has also conducted independent research in the oil and chemical technology areas.

All of our executive officers and key employees devote their full-time attention to our business. No director or executive officer is related to any other of our directors or executive officers, and there are no arrangements or understandings between a director and any other person that such person will be elected as a director. There are no material proceedings to which any director, director nominee, executive officer or affiliate of our company, any owner of record or beneficially of more than 5% of any class of voting securities of our company, or any associate of any such director, officer, affiliate or security holder is a party adverse to us.

No director or officer of the Company has, during the last ten years has been subject to or involved in any of legal proceedings described under Item 401(f) of Regulation S-K, including, without limitation, any criminal proceeding (excluding traffic violations or similar misdemeanors), any civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws. There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged to become directors or executive officers. There are no family relationships among our officers and directors and those of our subsidiary and VIE’s.

The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman because he is the director most familiar with the Company’s business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the company and industry, while the Chief Executive Officer brings company-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer promotes strategy development and execution, and facilitates information flow between management and the Board, which are essential to effective governance.  The Company does not have a lead independent director.

One of the key responsibilities of the Board is to develop strategic direction and hold management accountable for the execution of strategy once it is developed. The Board believes the combined role of Chairman and Chief Executive Officer and the Board, at large, is in the best interest of shareholders because it provides the appropriate balance between strategy development and independent oversight of management.

Board Committees

Our Board has designated three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

Audit Committee. The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of its accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the standards provided by the Nasdaq Stock Market. Francis N.S. Leong is the Chairman of the Audit Committee; Yu Bing and Wen Jiang are the other two members on the Committee.

Audit Committee Financial Expert. Our Board has also determined that Ms. Yu qualifies as an ‘‘audit committee financial expert’’ as defined under the federal securities laws. Yu Bing is ‘‘independent’’ under Rule 10A-3 under the Securities Act.

Compensation Committee. The Compensation Committee evaluates the performance of our senior executives, considers the design and competitiveness of our compensation plans, reviews and approves senior executive compensation and administers our equity compensation plans.  Wen Jiang is the Chairman of the Compensation Committee; Francis N.S. Leong and  Yu Bing are the other two members on the Committee.

None of our executive officers served:

•	as a member of the compensation committee of another entity which has had an executive officer who has served on our compensation committee;
•	as a director of another entity which has had an executive officer who has served on our compensation committee; or
•	as a member of the compensation committee of another entity which has had an executive officer who has served as one of our directors.

Nominating and Governance Committee. The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. Yu Bing is the Chairwoman of this Committee; Francis N.S. Leong and Wen Jiang are the other two members on the Committee.

Shareholders meeting the following requirements who want to recommend a director candidate may do so in accordance with our Bylaws and the following procedures established by the Nomination and Governance Committee. The Board will consider all director candidates recommended to the Nomination and Governance Committee by shareholders owning at least 5% of our outstanding shares at all times during the year preceding the date on which the recommendation is made that meet the qualifications established by the Board. To make a nomination for director at an annual meeting, a written nomination solicitation notice must be received by the Nomination and Governance Committee at our principal executive office not less than 120 days before the anniversary date our proxy statement was mailed to shareholders in connection with our previous annual meeting. The written nomination solicitation notice must contain the following material elements, as well as any other information reasonably requested by us or the Nomination and Governance Committee:

•	the name and address, as they appear on our books, of the shareholder giving the notice or of the beneficial owner, if any, on whose behalf the nomination is made;
•
a representation that the shareholder giving the notice is a holder of record of our common stock entitled to vote at the annual meeting and intends to appear in person or by proxy at the annual meeting to nominate the person or persons specified in the notice;

•	complete biography of the nominee, as well as consents to permit us to complete any due diligence investigations to confirm the nominee’s background, as we believe to be appropriate;
•	the disclosure of all special interests and all political and organizational affiliations of the nominee;
•	a signed, written statement from the director nominee as to why the director nominee wants to serve on our Board, and why the director nominee believes that he or she is qualified to serve;

•
a description of all arrangements or understandings between or among any of the shareholder giving the notice, the beneficial owner, if any, on whose behalf the notice is given, each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder giving the notice;

•
such other information regarding each nominee proposed by the shareholder giving the notice as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC had the nominee been nominated, or intended to be nominated, by our Board; and

•	the signed consent of each nominee to serve as a director if so elected.

In considering director candidates, the Nomination and Governance Committee will consider such factors as it deems appropriate to assist in developing a Board and committees that are diverse in nature and comprised of experienced and seasoned advisors. Each director nominee is evaluated in the context of the full Board’s qualifications as a whole, with the objective of establishing a Board that can best perpetuate our success and represent shareholder interests through the exercise of sound judgment. Each director nominee will be evaluated considering the relevance to us of the director nominee’s skills and experience, which must be complimentary to the skills and experience of the other members of the Board.

The Nomination and Governance Committee also focuses on issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Nomination and Governance Committee does not have a formal policy with respect to diversity; however, the Board and the Committee believe that it is essential that the Board members represent diverse viewpoints. In considering candidates for the Board, the Committee considers the entirety of each candidate’s credentials in the context of these standards. With respect to the nomination of continuing directors for re-election, the individual’s contributions to the Board are also considered.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC.

Following the completion of the initial public offering of its securities in January 2010, the Company and, among others, its directors and executive officers, became subject to the reporting requirements under the Exchange Act.  Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors and security holders.

Code of Ethics

Our Board has adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics codifies the business and ethical principles that govern our business. The Code of Ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the ethics code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the Code of Ethics.

Copies of the charters of all three standing committees and of the Code are available on the Company’s corporate website, http://www.andatee.com, and will be provided to any stockholder without charge upon the written request to our corporate secretary.

Item 11.            Executive Compensation

The following table sets forth information concerning the compensation for the fiscal year ended December 31, 2009, 2008 and 2007, respectively, of our (i) Chief Executive Officer, (ii) Chief Financial Officer, and (iii) all other executive officers (collectively, the ‘‘named executive officers’’):

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	All other	Total ($)
				Compensation ($)

An Fengbin, President and	2009	$71,883	$0	$0	$71,883
Chief Executive Officer (1)	2008	$64,000	$20,000	$0	$84,000
	2007	$60,000	$15,000	$0	$75,000

Wen Tong	2009	$13,000	$0	$0	$13,000
Chief Financial Officer	2008	$13,000	$5,000	$0	$18,000
	2007	$10,000	$5,000	$0	$15,000

(1)           The material terms and provisions of Mr. An’s Employment Agreement are disclosed below. There were no option grants, option exercises, options outstanding or stock vested in 2008 or 2009. We do not offer any pension benefit plans to our employees.

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

An Fengbin Employment Agreement.

In November 2009, we entered into an Employment Agreement with Mr. An Fengbin, our President and Chief Executive Officer. Under the terms of the Employment Agreement, he will serve as our President and Chief Executive Officer for a term of 5 years. Mr. An is to receive an initial annual salary in the amount of $120,000, with an annual increase of the prior year’s salary thereafter during the term. Additionally, at the discretion of our Compensation Committee, Mr. An is eligible to receive an annual bonus which amount, if any, and payment will be determined by the Committee. Mr. An is entitled to medical, disability, vacation and life insurance benefits, and reimbursement of all reasonable or authorized business expenses. In the event the Employment Agreement terminates, during its term, upon Mr. An’s death, the Company is obligated to pay Mr. An’s estate his base salary amount through the first anniversary of his death (or the expiration of the Employment Agreement if earlier than the anniversary date), as well as pro rata allocation of any bonus based on the days of service during the year of death, and all amounts owing to Mr. An at the time of termination, including for previously accrued but unpaid bonuses, expense reimbursements and accrued but unused vacation pay. If Mr. An is unable to perform his obligations under the Employment Agreement for over 180 consecutive days during any consecutive 12 months period, we may terminate the Employment Agreement by written notice to Mr. An delivered prior to the date that he resumes his duties. Upon receipt of such written notice, Mr. An is permitted to request a medical examination under which if he was certified to be incapable of performing his obligations for over 2 additional months, the Employment Agreement would be terminated.

We may terminate the Employment Agreement for Cause, upon notice if at any time Mr. An, among other things: (a) refuses in bad faith to carry out specific written directions of our Board; (b) intentionally takes fraudulent or dishonest action in his relations with us; (c) is convicted of a crime involving an act of significant moral turpitude; or (d) knowingly commits an act or omitted to act in violation of our written policies, the Employment Agreement or any agreements that we may have with third parties and that is materially damaging to our business or reputation. On the other hand, Mr. An may terminate the Employment Agreement upon written notice if, among other things: (a) there is a material adverse change in the nature of his title, duties or obligations; (b) we materially breach the Employment Agreement; (c) we fail to make any payment to Mr. An (excepting any payment which was not material and which we were contesting in good faith). If Mr. An were to terminate the Employment Agreement for any one of these reasons, or if we terminated the Employment Agreement without Cause, we would be obligated to pay to Mr. An (or in the case of his/her death, his estate), his base salary and any bonus, without any offset, as well as all amounts owing to Mr. An at the time of termination, including for previously accrued but unpaid bonuses, expense reimbursements and accrued but unused vacation pay. In the event of a consolidation, merger, transfer of assets or similar transaction, the employment agreement will inure to the benefit of and be assumed by resulting or surviving transferee corporation or entity and will continue in full force and effect and will entitle Mr. An to exactly the same compensation, benefits, perquisites, payments and other rights as would have been their entitlement had such extraordinary corporate transaction not occurred.

The Employment Agreement contains restrictive covenants: (i) preventing the use and/or disclosure of confidential information during or at any time after termination; and (ii) preventing competition with the Company during his employment and for a period of 3 years after termination (including contact with or solicitation of our customers, employees or suppliers). The Employment Agreement also contains other terms and provisions customary for agreements of this nature. Lastly, we indemnify Mr. An for any claims made against him in his capacity as our executive officer.

Outstanding Equity Awards at December 31, 2009

There were no outstanding equity awards to the named executive officers at December 31, 2009.

Director Compensation

All of our directors were appointed to the Board and various committees in July 2009. The following table represents Board compensation in 2009:

Name	Fees Earned or		Option Awards		All Other Compensation (3)	Total
	or Paid in Cash

Francis Leong	$6,000	(1)	$0	(2)	—	$6,000
Wen Jiang	$5,000	(1)	$0	(2)	—	$5,000
Yu Bing	$5,000	(1)	$0	(2)	—	$5,000
An Fengbin (4)	$0		—		—	$0
Wen Tong (4)	$0		—		—	$0

(1)           For the services on the Board and standing committees thereof, our non-management directors receive the following cash compensation: Mr. Leong - $12,000 per annum, payable in equal quarterly installments of $3,000; Mr. Jiang and Ms. Yu - each $10,000 per annum, payable in equal quarterly installments of $2,500. This compensation covers the member services in connection with, among other things, attending director meetings, whether in person or by telephone conference call.
(2)           No stock options were awarded to the members of the Board of Directors during 2009. Upon the effectiveness of the  registration statement filed in connection with the initial public offering of the Company’s securities in January 2010, the Company issued 3,750 stock options to each Mr. Jiang and Ms. Yu, and 5,625 stock options to Mr. Leong. All such options have an exercise price of $6.30 per share which was the price of the Company’s initial public offering, will vest immediately and will be exercisable for three years. In accordance with the requirements of FASB Accounting Standards Codification Section 718 (previously SFAS No. 123(R)), the Company will charge the fair value of these options to expense in the first quarter of 2010. Under the Board’s equity compensation policies, non-management directors will subsequently each receive annual grants of options to purchase shares of our common stock at an exercise price equal to the fair market value of the shares on the date of grant in the amounts to be determined by the Board and the Compensation Committee.
(3)           All directors will be reimbursed for their reasonable out of pocket expenses associated with attending meetings. There were no such expenses in 2009.
(4)           Management member of the Board who is not compensated for his Board service.

2009 Equity Incentive Plan

In July 2009, our Board adopted, subject to the shareholder approval, the 2009 Equity Incentive Plan (the “Plan”) for our officers, directors, employees and outside consultants and advisors. We have developed this Plan to align the interests of (i) employees, (ii) non-employee Board members, and (iii) consultants and key advisors with the interests of our shareholders and to provide incentives for these persons to exert maximum efforts for our success and to encourage them to contribute materially to our growth. On September 27, 2009, our stockholders approved the Plan. As of the date hereof, we have issued 13,125 options pursuant to the Plan.

The Plan is not subject to the provisions of the Employment Retirement Income Security Act and is not a ‘‘qualified plan’’ within the meaning of Section 401 of the Internal Revenue Code, as amended (the ‘‘Code’’). The Plan is administered by our Compensation Committee which has exclusive discretion to select the participants who will receive awards under the Plan and to determine the type, size and terms of each award.

Shares Subject to the Plan. We may issue up to 5,000,000 shares under the Plan, subject to adjustment to prevent dilution from stock dividends, stock splits, recapitalization or similar transactions. Certain grants may be made in cash, in our stock, or in a combination of the two, as determined by the Compensation Committee.

Awards under the Plan. Under the Plan, the Compensation Committee may grant awards in the form of incentive stock options, as defined in Section 422 of the Code, as well as options which do not so qualify, stock units, stock awards, stock appreciation rights and other stock-based awards.

Options. The duration of any option shall be within the sole discretion of the Compensation Committee; provided, however, that any incentive stock option granted to a 10% or less stockholder or any nonqualified stock option shall, by its terms, be exercised within 10 years after the date the option is granted and any incentive stock option granted to a greater than 10% stockholder shall, by its terms, be exercised within five years after the date the option is granted. The exercise price of all options will be determined by the Compensation Committee; provided, however, that the exercise price of an option (including incentive stock options or nonqualified stock options) will be equal to, or greater than, the fair market value of a share of our stock on the date the option is granted and further provided that incentive stock options may not be granted to an employee who, at the time of grant, owns stock possessing more than 10% of the total combined voting power of all classes of our stock or any parent or subsidiary, as defined in section 424 of the Code, unless the price per share is not less than 110% of the fair market value of our stock on the date of grant.

Stock Units. The Compensation Committee may grant stock to an employee, consultant or non-employee director, on such terms and conditions as the Compensation Committee deems appropriate under the Plan. Each stock shall represent the right of the participant to receive a share of our stock or an amount based on the value of a share of our stock.

Stock Awards. The Compensation Committee may issue shares of our stock to an employee, consultant or non-employee director under a stock award, upon such terms and conditions as the Committee deems appropriate under the Plan. Shares of our stock issued pursuant to stock awards may be issued for cash consideration or for no cash consideration, and subject to restrictions or no restrictions, as determined by the

Compensation Committee. The Compensation Committee may establish conditions under which restrictions on stock awards shall lapse over a period of time or according to such other criteria as the Compensation Committee deems appropriate, including restrictions based upon the achievement of specific performance goals. SARs and Other Stock-Based Awards. SARs may be granted to an employee, non-employee director or consultant separately or in tandem with an option. SARs may be granted in tandem either at the time the option is granted or at any time thereafter while the option remains outstanding. Upon the exercise of SARs, the related option will terminate to the extent of an equal number of shares of our stock. The stock appreciation for a SAR is the amount by which the fair market value of the underlying stock on the date of exercise of the SAR exceeds the base amount of the SAR. The Compensation Committee will determine whether the stock appreciation for an SAR is to be paid in the form of shares of stock, cash or a combination of the two.

Other Awards. Other awards may be granted that are based on or measured by our stock to employees, consultants and non-employee directors, on such terms and conditions as the Compensation Committee deems appropriate. Other stock-based awards may be granted subject to achievement of performance goals or other conditions and may be payable in our stock or cash, or in a combination of the two.

Qualified Performance-Based Compensation. The Compensation Committee may determine that stock units, stock awards, SARs or other stock-based awards granted to an employee will be considered ‘‘qualified performance-based compensation’’ under section 162(m) of the Code.

Termination of Employment. If the employment or service of a participant is terminated for cause, the options of such participant, both accrued and future, will terminate immediately. If the employment or service is terminated by either the participant or us for any reason other than for cause, death, or for disability, as defined in Section 22(e)(3) of the Code, the options of the participant then outstanding shall be exercisable by the participant at any time prior to the expiration of the options or within three months after the date of such termination, whichever is shorter, but only to the extent of the vested right to exercise the options at the date of the termination. In the case of a participant who becomes disabled, the rights of the participant under any then outstanding options are exercisable by the participant at any time prior to the expiration of the options or within one year after the date of termination of employment or service due to disability, whichever is shorter, but only to the extent of the vested right to exercise the options at the date of such termination. In the event of the death of a participant, the rights of the participant under any then outstanding options are exercisable by the person or persons to whom these rights pass by will or by the laws of descent and distribution, at any time prior to the expiration of the options or within one year after the date of death, whichever is shorter, but only to the extent of the vested right to exercise the options, if any, at the date of death. The terms and conditions regarding any other awards under the Plan will be determined by the Compensation Committee.

Termination or Amendment of the Plan. Our Board of Directors may at any time terminate the Plan or make such amendments thereto as it deems advisable, without action on the part of our shareholders unless their approval is required under the law. However, no termination or amendment will, without the consent of the individual to whom any option has been granted, affect or impair the rights of such individual. Under Section 422(b)(2) of the Code, no incentive stock option may be granted under the Plan more than ten years from the date the Plan is adopted or the date the Plan is approved by our shareholders, whichever is earlier.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to beneficial ownership of our common stock as of March 1, 2010 by:

•	Each person who is known by us to beneficially own more than 5% of our outstanding common shares;
•	Each of our directors and named executive officers; and
•	All directors and named executive officers as a group.

The number and percentage of common shares beneficially owned before the offering are based on 9,134,921 common shares outstanding as of March 1, 2010. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common shares. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of Unit C, No. 68 West Binhai Road, Xigang District Dalian, People’s Republic of China.

Name	Number of	% of Shares
	Shares Owned (1)(5)	Outstanding (2)

An Fengbin (3)	5,342,397	58.5%
Wen Tong	0	0
Wen Jiang (4)	3,750	*
Yu Bing (4)	3,750	*
Francis N.S. Leong (4)	5,625	*
Star Blessing Enterprises Ltd. (3)	5,342,397	58.5%
All directors and executive officers as a group (5 people)	5,359,897	58%

* Less than 1% percent.

(1)           Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common shares. In computing the number of common shares beneficially owned by a person listed below and the percentage ownership of such person, common shares underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all common shares shown as beneficially owned by them.
(2)           The number of our common shares outstanding used in calculating the percentage for each listed person includes the common shares underlying options held by such person.
(3)           Mr. An Fengbin has the power to vote and dispose of all of the securities of Oriental Excel Enterprises Limited, a British Virgin Islands company (‘‘OEEL’’) pursuant to the August 2009 amendment to the March 26, 2009 agreement (the ‘‘Original Agreement’’) by and between Ms. Lai WaiChi, a citizen of Hong Kong, who holds 100% equity interest in OEEL (which entity, in turn, holds 100% equity interest in Star Blessing Enterprises Limited) and Mr. An Fengbin. Under the terms of the amendment to the Original Agreement, the parties agreed to (i) terminate Article 2 of the Original Agreement which set forth certain conditions of disbursement of Ms. Lai’s holdings of all of her holdings of the OEED securities (the ‘‘Transfer Shares’’), and (ii) replace Article 2 with an agreement that An Fengbin will be entitled to the Transfer Shares, in exchange for no consideration, in the event net income reported in the consolidated interim financial statements of Goodwill for the six month period ended June 30, 2009 is not less than $1.5 million. OEEL is the sole owner of the securities of Star Blessing Enterprises Limited, also a British Virgin Islands company, which, in turn, holds 89.4% ownership in the Company. The requirement for net income of not less that $1.5 million for the six month period ended June 30, 2009 was met, and therefore An Fengbin is now entitled to receive the Transfer Shares at such time as permitted under PRC laws and regulations, as such laws and regulations permit. Specifically, Mr. An will be permitted to receive such shares when he completes his registration application with the State Administration of Foreign Exchange (SAFE). For additional discussion of these requirements please refer to Risk Factors entitled “ We may be subject to fines ...”, “ Recent PRC regulations relating ...”, “ SAFE rules and regulations may limit ...” and “ If we make equity compensation ....” under Item 1A of this Annual Report.  An Fengbin’s right to receive the Transfer Shares for no consideration reflects the fact that Goodwill paid no consideration to Xingyuan or its stockholders for entering into the agreements under which Xingyuan became a VIE of the Company.

(4)           Represents director options to purchase shares of common stock of the Company.
(5)           Reflects the 1-for-1.333334 reverse stock split effected in October 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The Company maintains the 2009 Equity Incentive Plan approved by its shareholders that authorizes awards representing up to 5,000,000 shares of common stock.  As of the date hereof, we have issued 13,125 options pursuant to the Plan.
Equity Compensation Plan Information as of December 31, 2009

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights Weighted	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	13,125	$6.30	4,986,875
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	13,125	$6.30	4,986,875

Item 13.            Certain Relationships and Related Transactions, and Director Independence

Review and Approval Policies and Procedures for Related Party Transactions

Pursuant to Board policy, our executive officers and directors, and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction with us without the prior consent of our Audit Committee, or other independent committee of our board of directors in the case it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our Audit Committee for review, consideration and approval. All of our directors, executive officers and employees are required to report to our Audit Committee any such related party transaction. In approving or rejecting the proposed agreement, our Audit Committee shall consider the relevant facts and circumstances available and deemed relevant to the Audit Committee. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion.

Except as disclosed below, from its inception to December 31, 2009, the Company has not been a participant in any transaction that is reportable under Item 404(d) of Regulation S-K.  The Company knows of no proposed transaction in which it will be a participant that would be reportable under Item 404(d) of Regulation S-K.

Dalian Dongfangzheng Industrial Co., Ltd., (DFZ) which holds 85% equity interest in Dalian Xingyuan, was established by An Fengbin and his wife, Wang Jing, in September 2006. In September 2008, DFZ borrowed $5,436,942 from Donggang Xingyuan for the purpose of short-term funding for its business operations. The borrowing was non-interest bearing. As of September 30, 2009 the balance was paid in full in three separate payments; $4.38 million during February 2009, $120,000 during April 2009, and the remaining balance was paid on August 8, 2009. All material related party transactions will be made or entered into on terms that are no less favorable to use than can be obtained from unaffiliated third parties. Related party transactions that we have previously entered into were not approved by independent directors, as we had no independent directors at that time.

In November 2009, Xingyuan advanced $122,667 to Donggang Aquatic Product Trading Center and Donggang Xingyuan Ship Repair Yard, two companies that are under the control of Mr. An Fengbin. These companies are using these funds, together with approximately $700,000 invested by Mr. An Fengbin through December 31, 2009, to construct facilities in the Donggang port area that would provide marine services that compliment the services offered there by the Company. Mr. An Fengbin is liable to the Company for these advances and is at risk for any losses incurred by these entities, and the Company has no obligations to or on behalf of Donggang Aquatic Product Trading Center and Donggang Xingyuan Ship Repair Yard. The Audit Committee consisting solely of independent and disinterested directors of the Board has reviewed, approved and ratified the terms of the foregoing transaction.

Director Independence

Our Board is subject to the independence requirements of the Nasdaq Stock Market (Nasdaq). Our Board has determined that a majority of our directors and all current members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are ‘‘independent’’ under the standards provided by the Nasdaq and that the members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act. The Board based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. Based upon information submitted to the Board and consistent with the foregoing Nasdaq and SEC requirements, the Board has determined that Wen Jiang, Yu Bing and Francis N.S. Leong are independent directors on the Board.  None of such directors engage in any transaction, relationship or arrangement contemplated under Section 404(a) of Regulation S-K.

Item 14.            Principal Accounting Fees and Services

Our Audit Committee and our Board has retained Jewett, Schwartz, Wolfe & Associates (“JSW”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2009. Aggregate fees for professional services rendered by JSW for the respective services for the fiscal years ended December 31, 2008 and 2009 were as follows:

	2008	2009

Audit Fee	$137,344	$122,774
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by JSW for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. There were no such fees in fiscal 2008 and 2009.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories. There were no such fees in fiscal 2008 and 2009.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

Part IV

Item 15.            Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Title

2.1	Share Exchange Agreement by and among the Company, Goodwill Rich International Limited and shareholders of Goodwill, dated as of August 21, 2009(1)
2.2	Shandong Xinfa Fishery Group Co., Ltd. Equity Replacement Agreement(1)
2.3	Rongcheng Xinfa Share Transfer Agreement(1)
3.1(i)	Certificate of Incorporation(1)
3.1.1(i)	Amendment to the Certificate of Incorporation(1)
3.1(ii)	By-Laws(1)
4.1	Form of Common Stock Certificate(1)
10.1	Exclusive Consulting Services Agreement by and between Dalian Fusheng Consulting Co., Ltd. and Dalian Xingyuan Marine Bunker Co. Ltd., dated March 26, 2009(1)
10.2	Operating Agreement by and among Dalian Fusheng Consulting Co., Ltd., Dalian Xingyuan Marine Bunker Co. Ltd and the stockholders of Xingyuan, dated March 26, 2009(1)
10.3	Equity Pledge Agreement by and among Dalian Fusheng Consulting Co., Ltd., the Dalian Xingyuan Marine Bunker Co. Ltd and stockholders, dated March 26, 2009(1)
10.4	Purchase Option Agreement by and among Dalian Xingyuan Marine Bunker Co. Ltd, the Xingyuan Stockholders and Dalian Fusheng Consulting Co., Ltd., dated March 26, 2009(1)
10.5	Proxy and Voting Agreement by and between Dalian Fusheng Consulting Co., Ltd., Dalian Xingyuan Marine Bunker Co. Ltd, and Dalian Dongfangzheng Industrial Co., Ltd, dated March 26, 2009(1)
10.6	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Jing, dated March 26, 2009(1)
10.7	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Yu dated March 26, 2009(1)
10.8	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Xin, dated March 26, 2009(1)
10.9	Agreement by and among Oriental Excel Enterprises Limited, Mrs. Lai WaiChi, a citizen of Hong Kong, Mr. An Fengbin, a PRC citizen, dated March 26, 2009(1)
10.10	Employment Agreement with An Fengbin(1)*
10.11	2009 Equity Incentive Plan(1)*
10.12	Loan Agreement with Shenzhen Development Bank Co, Ltd.(1)
10.13	Contract for Purchase and Sale with Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd.(1)
10.14	Contract for Purchase and Sale with Qingdao Anbang Refining and Chemical Co., Ltd.(1)
10.15	Contract for Purchase and Sale with PetroChina Dalian Petrochemical Company.(1)
10.16	Sales Contract for Furfural Extract Oil with PetroChina Dalian Petrochemical Company.(1)
10.17	Sales Contract for Rubber Filling Oil and Extract Oil with PetroChina Dalian Petrochemical Company.(1)
10.18	Supplemental Agreement dated as of August 30, 2009.(1)
10.19	Authorization Agreement.(1)
10.20	Authorization letter amendment.(1)
10.21	Amendment No. 1 to the Authorization Agreement.(1)
14.1	Code of Ethics and Conduct.(1)
21.1	List of Subsidiaries**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.**
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.**

*	Indicates a management contract or a compensatory plan or arrangement.
**	Filed herewith
(1)	Incorporated by reference to the exhibit with the same number to the Company’s Registration Statement on Form S-1 (SEC File No. 333-161577) effective as of January 25, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andatee China Marine Fuel Services Corporation

By:	/s/ An Fengbin
Name:	An Fengbin
Title:	President, Chief Executive Officer

Date:  March 2, 2010

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ An Fengbin	President, Chief Executive Officer, Director	March 2, 2010
An Fengbin	(Principal Executive Officer)

/s/ Wen Tong	Chief Financial Officer, Director	March 2, 2010
Wen Tong	(Principal Financial Officer)

/s/ Wen Jiang	Director	March 2, 2010
Wen Jiang

/s/ Yu Bing	Director	March 2, 2010
Yu Bing

/s/ Francis N.S. Leong	Director	March 2, 2010
Francis N.S. Leong

Signed originals of this written statement have been provided to Andatee China Marine Fuel Services Corporation and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.