Form 10-Q
period 2010-03-31
Andatee China Marine Fuel Services Corp
filed 2010-05-14
CIK 1469606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to _________________

Commission file number 001-34608

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION
(Exact Name of Registrant as Specified in its Charter)
Delaware	80-0445030
(State or Other Jurisdiction of	(IRS Employer)
Incorporation or Organization)	Identification No.)

Dalian Ganjingzi District, Dalian Wan Lijiacun
Unit C, No. 68 West Binhai Road, Xigang District Dalian
People’s Republic of China
011 (86411) 8360 4683
(Address of Principal Executive Offices)(Zip Code)
 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2010, the Company had 9,605,159 shares of common stock outstanding.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

Table of Contents

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
COMBINED AND CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$21,243,259	$1,539,009
Accounts receivable, net	2,571,920	2,515,403
Other receivables, net	1,414,470	1,307,474
Inventories	17,426,023	13,302,530
Advances to suppliers	7,424,344	7,691,266
Related party receivable	-	122,667
Deferred expense	-	150,943
Deferred tax assets	112,761	112,743
Total current assets	50,192,777	26,742,035
Property, plant and equipment, net	10,318,635	10,441,246
Construction in progress	891,809	632,202
Intangible assets, net	2,675,263	2,691,974
Goodwill	1,118,103	1,117,923
Total assets	$65,196,587	$41,625,380

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$803,756	$565,802
Short-term loan	10,239,757	10,238,109
Taxes payable	11,069,195	11,001,715
Advances from customers	1,721,454	456,715
Dividends payable	231,899	231,861
Other payable	746,259	287,914
Total current liabilities	24,812,320	22,782,116
Total liabilities	24,812,320	22,782,116
Commitments and contingencies

Equity
Stockholder’s equity of the Company
Common stock: par value $.001; 50,000,000 shares authorized; 9,605,159 and 6,000,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009 respectively	9,605	6,000
Additional paid-in capital.	29,560,256	9,533,619
Other comprehensive income	468,224	488,640
Retained earnings	8,934,179	7,543,994
Total stockholders' equity of the Company	38,972,264	17,572,253
Noncontrolling interest	1,412,003	1,271,011
Total equity	40,384,267	18,843,264
Total liabilities and equity	$65,196,587	$41,625,380

The accompanying notes are an integral part of these combined and consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues	$29,781,090	$25,236,918
Cost of revenues	26,200,695	22,235,541
Gross profit	3,580,395	3,001,377
Operating expenses
Selling expenses	737,551	819,572
General and administrative expenses	624,295	196,427
Total operating expenses	1,361,846	1,015,999
Income from operations	2,218,549	1,985,378
Other income (expense)
Interest income	-	24,560
Interest expense	(120,464)	-
Other expense	(172)	-
Total other income (expense)	(120,636)	24,560
Net income before tax provision	2,097,913	2,009,938
Tax provision	566,736	506,840
Net income	1,531,177	1,503,098
Net income attributable to the noncontrolling interest	140,992	52,981
Net income attributable to the Company	$1,390,185	$1,450,117
Foreign currency translation adjustment	(20,416)	14,179
Comprehensive income attributable to the Company	1,369,769	1,464,296
Comprehensive income attributable to the noncontrolling interest	140,992	52,981
Comprehensive income	$1,510,761	$1,517,277
Basic and diluted weighted average shares outstanding	8,415,631	6,000,000
Basic and diluted net earnings per share	$0.16	$0.24

The accompanying notes are an integral part of these combined and consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income attributable to the Company	$1,390,185	$1,450,117
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	140,922	52,981
Option issued for services	40,738	-
Depreciation	125,643	51,753
Amortization	16,711	17,359
Changes in operating assets and liabilities:
Accounts receivable	(56,523)	(378,528)
Inventories	(4,123,493)	(1,564,577)
Other receivables	(107,063)	1,316,349
Advances to suppliers	266,922	10,701
Prepaid expense	150,943	-
Accounts payable	237,954	2,029,588
Salary and accrued benefit payable	-	(10,807)
Advances from customers	1,264,739	(915,141)
Taxes payable	67,480	1,148,375
Other payable	458,345	147,548
Net cash provided by (used in) operating activities	(126,427)	3,355,718
Cash flows from investing activities
Consideration for acquisition	-	(2,208,402)
Purchase of property and equipment	(3,032)	(2,892)
Construction contracts	(259,607)	(1,515,806)
Payment received from related party	122,667	1,988,469
Due from related party	-	527,885
Net cash used in investing activities	(139,972)	(2,266,516)
Cash flows from financing activities
Proceeds from shareholders	19,989,504	-
Repayment of short term loans	-	(584,223)
Net cash provided by (used in) financing activities	19,989,504	(584,223)
Effect of exchange rate on cash	(18,855)	6,257
Net increase in cash and cash equivalents	19,704,250	511,226
Cash and cash equivalents, beginning of period	$1,539,009	$4,923,913
Cash and cash equivalents, end of period	$21,243,259	$5,435,139
Supplemental cash flow information:
Cash paid during the period for:
Interest	$107,934	$176,259
Income taxes	$606,832	$653,682

The accompanying notes are an integral part of these combined and consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and 2009

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

The Company was organized as a holding company to acquire Goodwill Rich International Limited (“Goodwill Rich”), a company incorporated in Hong Kong, and its subsidiary in connection with a contemplated initial public offering of the Company’s common stock on the Nasdaq Stock Market. Goodwill Rich was incorporated on October 28, 2008.

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

On March 26, 2009, Fusheng, Xingyuan and the stockholders of Xingyuan entered into a series of agreements, as described below (the Consulting Services Agreement, the Operating Agreement, the Equity Pledge Agreement, the Option Agreement and the Proxy and Voting Agreement). Under these agreements Goodwill Rich obtained the ability to direct the operations of Xingyuan and its subsidiaries and to obtain the economic benefit of their operations. Therefore, management determined that Xingyuan became a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 (originally issued as FASB Interpretation (“FIN”) No. 46(R) “Consolidated Variable Interest Entities - an interpretation of ARB No. 51”), and Goodwill Rich (and the Company after the October 16, 2009 share exchange described above) was determined to be the primary beneficiary of Xingyuan and its subsidiaries. Accordingly, beginning March 26, 2009, Goodwill Rich (and the Company after the October 16, 2009 share exchange described above) has consolidated the assets, liabilities, results of operations and cash flows of Xingyuan and its subsidiaries its financial statements. The agreements between the Goodwill Rich and Xingyuan were entered into to facilitate raising capital for the operations of Xingyuan through an offering of the Company’s common stock on the Nasdaq Capital Market, and Goodwill Rich paid no consideration to Xingyuan or its stockholders for entering into the agreements under which Xingyuan became a VIE, provided, however, that Mr. An Fengbin, the principle stockholder of Xingyuan became the chairman and CEO of the Company, and Mr. An Fengbin and the other stockholders of Xingyuan  have certain rights or options to acquire the 6,000,000 shares of the Company’s common stock issued in the share exchange between the Company and Goodwill Rich at later dates when permitted by PRC laws and regulations. Mr. An Fengbin remains the principle stockholder of Xingyuan after the completion of the share exchange between Goodwill Rich and Andatee described above.

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

All of the transactions among Andatee, Goodwill Rich, Fusheng and Xingyuan were deemed to be transactions between companies under common control, and therefore the bases of the assets and liabilities in each of the companies was not adjusted in any of the transactions.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim combined and consolidated financial statements of Andatee have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2009, as reported in Form 10-K have been omitted.

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

For the three months ended March 31, 2010, foreign currency translation adjustment of $20,416 have been reported as accumulated other comprehensive income in the consolidated statements of changes in the stockholders’ equity.

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

As of March 31, 2010, all of the Company’s cash was on deposit at financial instructions in the PRC where there is currently no rule or regulation requiring such financial institutions to maintain  insurance to cover bank deposits in the event of bank failure.

For the three months ended March 31, 2010, there was one customer accounted for 13.1% of the Company’s total revenues. There was one customer accounted for 12.6% of the total revenues for the three months ended March 31, 2009.

For the three months ended March 31, 2010, the company purchased 33.4% and 18.9% of its raw materials from two suppliers. The balances of advances to these two suppliers were $1,073,953 and $1,774,615 at March 31, 2010, respectively. The balances of advances to these two suppliers were $791,459 and $1,774,425 at December 31, 2009, respectively. The total balance of advances to suppliers at March 31, 2010 was $7,424,344, which was non-interest bearing and unsecured.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360 (originally Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of March 31, 2010 and December 31, 2009, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. The Company performs its impairment test at the end of every fiscal year on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable

The Company determined that there was no impairment of goodwill as of March 31, 2010.

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160 (now codified at FASB ASC Topic 810), “Noncontrolling Interests in Consolidated Financial Statements” (“ASC 810”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. ASC 810 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted ASC 810 for the accompanying consolidated financial statements.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No.123(R), “Share-Based Payment”, (now codified at FASB ASC Topic 718) which prescribes accounting and reporting standards for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. ASC 718 requires compensation expense to be recorded using the fair value method.

Environmental Expenditures

Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed as incurred.

Research and Development Costs

Research and development costs are recognized in the income statement when incurred.

Income Taxes

The Company provides for income taxes in accordance with FASB ASC Topic 740 (originally SFAS No. 109, “Accounting for Income Taxes”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company contributed $8,607 and $8,315 for the three months  ended March 31, 2010 and 2009, respectively.

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

Earnings per Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the periods after giving retroactive effect to (i) the recapitalization of Goodwill Rich affected through the October 16, 2008 share exchange between the Company and Goodwill Rich and (ii) the October 19, 2009 reverse stock split and (iii) the January 26, 2010 IPO and the exercise of over-allotment option on March 4, 2010. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the year.

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

Recent Accounting Pronouncements

Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

Technical Corrections to Various Topics

In February 2010 the FASB issued ASC Update 2010-08, which contains technical corrections to various Topics within the ASC. Those corrections are effective for interim and annual periods beginning after February 2, 2010. The Company is currently evaluating the potential effects of ASC Update 2010-08.

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

Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The implementation of this issue did not have a material impact on the Company’s financial position and results of operations.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”, “FASB ASC”) as the single source of authoritative generally accepted accounting principles (GAAP) and created a new Topic 105, Generally Accepted Accounting Principles , in the General Principles and Objective Section of the Codification. Topic 105 is effective for interim and annual periods ending after September 15, 2009, and its adoption did not have an impact on our financial condition or results of operations.

Consolidation of Variable Interest Entities – Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which has been codified as an update to FASB ASC Topic 810 which requires ongoing analyses to determine whether an entity’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”), making it the primary beneficiary, based on whether the entity (i) has the power to direct activities of the VIE that most significantly impact its economic performance, including whether it has an implicit financial responsibility to ensure the VIE operates as designed, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Enhanced disclosures regarding an entity’s involvement with variable interest entities are also required under the provisions of FASB ASC 810. These requirements are effective January 1, 2010. The adoption of these requirements did not have a material impact on the Company’s financial statements.

3. Accounts Receivables

The Company’s account receivables at March 31, 2010 and December 31, 2009 are summarized as follows:

	As of
	March 31,	December 31,
	2010	2009

Trade accounts receivables	$2,608,165	$2,551,642
Allowances for doubtful accounts	(36,245)	(36,239)
Accounts receivables, net	$2,571,920	$2,515,403

4. Other Receivables

The Company’s other receivables at March 31, 2010 and December 31, 2009 are summarized as follows:

	As of
	March 31,	December 31,
	2010	2009

Other receivables	$1,829,269	$1,722,206
Allowances for doubtful accounts	(414,799)	(414,732)
Other receivables	$1,414,470	$1,307,474

5. Inventories

Inventories at March 31, 2010 and December 31, 2009 consists of the following:

	As of
	March 31,	December 31,
	2010	2009

Marin Fuel	$17,394,374	$13,298,794
Other consumables	31,650	3,736
Total	$17,426,024	$13,302,530

As of March 31, 2010 and December 31, 2009, $5,611,320 and $5,022,679 , respectively, of Dalian Xingyuan’s inventory has been pledged as the collateral for a loan from Shenzhen Development Bank (“SD Bank”).

6. Property Plant and Equipment

The Company’s property, plant and equipment at March 31, 2010 and December 31, 2009 are summarized as follows:

	As of
	March 31,	December 31,
	2010	2009

Property and buildings	$10,228,190	$10,226,544
Laboratory equipment	336,466	336,412
Boiler equipment	227,793	227,756
Marine bunker	206,592	206,559
Transportation vehicles	529,471	529,386
Office equipment	34,897	34,891
Electronic equipment	51,066	49,895
Total	11,614,475	11,611,443
Less: Accumulated depreciation	(1,295,840)	(1,170,197)
Net Value	$10,318,635	$10,441,246

The depreciation expenses were $125,643 and $51,753 for three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, $1,140,922 of Xingyuan’s property has been pledged as the collateral for a loan from Shanghai Pudong Development Bank (“SPD Bank”).

7. Construction in Progress

The Company’s construction in progress at March 31, 2010 and December 31, 2009 are summarized as follows:

	As of
	March 31,	December 31,
	2010	2009

Construction in progress, cost	$935,068	$675,454
Less: provision for impairment losses	(43,259)	(43,252)
Total	$891,809	$632,202

Construction impairment losses of $43,259 was related to the construction costs incurred during 2007 in Lvshun and Zhuanghe to build a local market network around Dalian City, the Company’s headquarters. The Company terminated the project in 2007 as a result of new opportunity to establish a national market network focusing on the nation’s biggest fishing market neighborhoods, such as Donggang in Liaoning province, Shidao in Shandong province and Zhoushan in Zhejiang province. There is no provision for impairment losses for the three months ended March 31, 2010 and year ended December 31, 2009.

The construction projects as of March 31, 2010 and December 31, 2009 were constructions to build facilities to expand production capacity in Donggang and Nalian. Balances represent mainly construction expenditures and equipment cost.

The following table states in details about costs incurred as each of the balance sheet date presented:

	As of
	March 31,	December 31,
	2010	2009

Berth and berth improvement	$437,179	$437,109
Oil blending and storage tank	454,630	195,093
Total	$891,809	$632,202

8. Intangible Assets

	As of
	March 31,	December 31,
	2010	2009

Land use rights	$2,764,093	$2,763,649
Software	4,388	4,388
Total	2,768,481	2,768,037
Less: accumulated amortizations	(93,218)	(76,063)
Intangible assets, net	$2,675,263	$2,691,974

Nanlian’s land use rights of $2,141,266 have been pledged as collateral for a loan from Baotou Commerce Bank as of March 31, 2010.

Donggang Xingyuan’s land use rights of $548,507 have been pledged as collateral for a loan from Shanghai Pudong Development Bank as of March 31, 2010.

Amortization expenses for the three months ended March 31, 2010 and 2009 were $16,711 and $17,359 respectively.

 9. Related Party Transactions

The amounts due from related parties were as follows:

	As of
	March 31,	December 31,
	2010	2009

Amount due from An Fengbin	-	122,667
Total	$-	$122,667

In November, 2009 Xingyuan advanced $122,667 to Donggang Aquatic Product Trading Center and Donggang Xingyuan Ship Repair Yard, both companies were under the common control of Mr. An Fengbin. The fund was used to construct facilities in the Donggang port area that would provide marine services to complement the services offered by the Company.  Mr. An Fengbin is personally liable to the Company for these advances.

In March, 2010 Donggang Aquatic Product Trading Center and Donggang Xingyuan Ship Repair Yard repaid the amount in full to the Company.

10. Short Term Loans

	Interest Rate
	(Per Annum)	03-31-10	12-31-09	Terms
SD Bank	5.84%	$1,462,822	$1,462,587	December 9, 2009 – June 9, 2010
SD Bank	4.86%	1,901,669	1,901,363	December 11, 2009 – June 11, 2010
SD Bank	4.86%	1,755,386	1,755,104	December 15, 2009 – June 15, 2010
SPD Bank	5.31%	2,194,234	2,193,881	November 30, 2009 – July 27, 2010
SPD Bank	5.84%	1,023,976	1,023,811	August 27, 2009 – July 27, 2010
Baotou Commerce Bank	5.84%	1,901,670	1,901,363	July 22, 2009 – July 22, 2010

Total		$10,239,757	$10,238,109

Dalian Xingyuan’s inventory of $5,611,320 has been pledged as the collateral for a loan from SD Bank.

11. Stock Options

On January 25, 2010, the Company granted non-qualified stock options under the Company’s 2009 Equity Incentive Plan to its Directors. The exercise prices were determined by the Board at the time of grant. The stock options granted become exercisable (“vested”) immediately upon the grant date. Unless earlier terminated, these stock options granted shall expire three years after the grant date.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
3 Years	86.91%	0%	1.40%	$3.10

Expected Life:     The expected life was determined based on the option’s contractual term and employees’ expected early exercise and post-vesting employment termination behavior.

Expected Volatility:           The expected volatility is computed based on the standard deviation of the continuously compounded rate of return of days when the stock price changed over the past four years. Since the Company’s shares were not publicly traded until January 2010, the expected volatility was calculated based on the average volatilities of three comparable publicly listed companies.

Dividend Yield:    The expected dividend yield is zero.  The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

Risk Free Rate:     Risk-free interest rate of 1.4% was used.  The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponds to the expected term of the option calculated on the granted date.

Stock compensation expense was recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options.  SFAS No. 123R requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The Company granted stock options to purchase an aggregate of 13,125 shares of common stock during the first quarter of 2010.  The Company recognized $40,738 in stock compensation expense for the three months ended March 31, 2010.  There was no stock compensation expense for the three months ended March 31, 2009.  There was no unamortized compensation cost related to stock options at March 31, 2010.

The following is a summary of the stock options activity:
	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2009	-	$-
Granted	13,125	$6.30
Forfeited	-	$-
Exercised	-	$-
Balance at March 31, 2010	13,125	$6.30

12. Initial Public Offering

On January 26, 2010, the Company completed its initial public offering of common stock (“IPO”) of 3,134,921 shares of common stock at an offering price of $6.30 per share resulting in net proceeds to the Company of approximately $17.2 million, after deducting offering costs of $2.5 million.

On March 4, 2010 the underwriters of the initial public offering of common stock had exercised their over-allotment option, which resulted in the issuance of an additional 470,238 shares of common stock resulting in net proceeds of $2.6 million to the Company, after deducting offering costs of $227,750.

The combined and consolidated financial statements, including share and per share amounts, include the effects of the IPO because it was completed prior to March 31, 2010. Costs directly associated with the Company’s IPO have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital as of March 31, 2010. The Company filed its initial Form S-1 with the SEC on August 27, 2009 and closed its IPO on March 4, 2010.

13. Restricted Net Assets

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

Amounts restricted include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIE as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$2,066,000 and US$2,065,000 as of March 31, 2010 and December 31, 2009, respectively; therefore in accordance with Rules 504 and 4.08 (e) (3) of Regulation S-X, the condensed parent company only financial statements as of March 31, 2010 and December 31, 2009, for each of the years in the period ended March 31, 2010 and December 31, 2009 are disclosed in Note 17.

 14. Taxes Payable

Taxes Payable as of March 31, 2010 and 2009 were made up of the followings:

	March 31, 2010	December 31, 2009
Income Tax Payable	3,344,312	3,248,283
VAT Payable	7,579,825	7,504,252
Other Tax Payable	145,058	249,180
Total	11,069,195	11,001,715

 Value Added Tax (“VAT”)

The Group’s PRC entities are subject to VAT at an effective rate of 17% of the revenues.

Donggang City provided special tax exemptions to the enterprises incorporated in Donggang. Donggang Xingyuan is entitled to enjoy a special 15% tax exemption of its monthly paid VAT as a refund to the Company.

Income Taxes

Goodwill Rich is subject to income taxes in Hong Kong at the rate of 16.5%.

The Group’s PRC entities are subject to Chinese new Enterprise Income Tax(“EIT”) of 25% effective January 1, 2008.  Prior to 2008, the EIT rate was 33%

Donggang Xingyuan was granted a special tax exemption by Donggang City whereby 20% of its paid EIT will be refunded to the Company.

No provision for US tax is made as the Company has no assessable income in the US for the three months ended March 31, 2010 and 2009. The Corporation income tax of US is 35%.

15. Commitment and Contingency

Lease Obligation

The Company has entered into several tenancy agreements for the lease of storage facilities, offices premises and berth use rights. The Company’s commitment for minimum lease payments under these operating leases for the next five years and thereafter is as follows:

For the year 2010	352,393
For the year 2011	496,753
For the year 2012	—
For the year 2013	—
Thereafter	—
Total	$849,146

Rental expenses, including storage tank leasing charges and office rental charges, were approximately $117,797 and $106,243, for three months ended March 31, 2010 and 2009, respectively, and were charged to the statement of operations as incurred.

Share Purchase Agreement

In December 2008, the Company entered into a share purchase agreement with Chen Weiwen to purchase its 63% ownership of Xiangshan Yongshinanlian Petroleum Company, according to the foresaid agreement, the Company is bound to pay RMB 8,880,000 (approximately $1.3 million) for the remaining 37% ownership of Nalian to Mr. Chen upon his request after the year of 2010.

Litigation and Claims

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

16. Subsequent Events

The Company has evaluated all subsequent events through May 10, 2010, the date these financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

17. Parent Company Only Condensed Financial Information

Condensed Balance Sheets

	As of
	March 31,	December 31,
	2010	2009

ASSETS
Noncurrent assets
Investment in subsidiaries	38,972,264	17,572,253
Total noncurrent assets	38,972,264	17,572,253
Total assets	$38,972,264	$17,572,253
LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies	—	—
Stockholders' equity
Common stock; par value $0.001; 50,000,000 shares authorized; 9,605,159 and 6,000,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009 respectively	9,605	6,000
Additional paid in capital	29,560,256	9,533,619
Retained earnings (Deficit)	8,934,179	7,543,994
Other comprehensive income	468,224	488,640
Total stockholders’ equity	38,972,264	17,572,253
Total liabilities and stockholders' equity	$38,972,264	$17,572,253

Condensed Statements of Income:
	As of
	March 31,	December 31,
	2010	2009

Operating income
Equity in profit of subsidiaries & VIE	1,390,185	1,503,098
Net income attributable to the Company	1,390,185	1,503,098

Condensed Cash Flow Statements

	As of
	March 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,390,185	$1,503,098
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in profit of subsidiaries & VIE	(1,390,185)	(1,503,098)
Net cash provided by operating activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

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

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Andatee China Marine Fuel Services Corporation that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quaterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results.  You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report , as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Except where the context otherwise requires and for purposes of this Quarterly Report:

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

Accounts Receivables

During the normal course of business, we extend to some of our customers interest-free unsecured credit for an initial term of 30 - 60 days, depending on a customer’s credit history, as well as local market practices. Our accounts receivable turnover in days for the three months ended March 31 ,2010 and 2009 were 7.8 and 6.2 days, respectively. We review our accounts receivables quarterly and determined the amount of allowances, if any, necessary for doubtful accounts. Historically, we have not had any bad debt write-offs and, as such, we do not provide an arbitrary reserve amount for possible bad debts based upon a percentage of sales or accounts receivable balances. Rather, we review our accounts receivable balances to determine whether specific reserves are required due to such issues as disputed balances with customers, declines in customers’ credit worthiness, or unpaid balances exceeding agreed-upon terms. Based upon the results of these reviews, we determine whether a specific provision should be made to provide a reserve for possible bad debt write-offs.

In addition, we also communicate with our customers each month to identify any potential issues and reassess our credit limits and terms with them based on their prior payment history and practice. We also plan to continue building upon our existing relationships and history with each of our customers to assist us in the full and timely collection of outstanding payments.

As of March 31, 2010 and 2009, we had outstanding accounts receivable totaling US$2.61million and US$2.08 million, respectively, among which we identified and provided for doubtful debts of US$36,245 and US$176,108, respectively. We believe that the remaining outstanding amounts will be collected pursuant to the terms, conditions, and within the time frames agreed upon between our customers and us primarily due to the enhanced collection measures.

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

Determination of Functional Currencies

Our reporting currency is the U.S. dollar. The functional currency of Andatee and Goodwill are the U.S. dollar. The functional currency of our PRC subsidiary, our VIE and its subsidiaries in China is the RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in the determination of the functional currency which is made by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of our subsidiary and VIE entities in China are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the current exchange rate in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of March 31, 2010 and 2009 was a loss of $20,416 and a gain of $14,179, respectively.

Business and Operations Overview

Andatee China Marine Fuel Services Corporation is a Delaware corporation.  Our executive offices are located in the City of Dalian, a key international shipping hub and international logistics center in North China. Our main offices are located in the city of Dalian, Dalian Ganjingzi District, Dalian Wan Lijiacun, at Unit C, No. 68 West Binhai Road, Xigang District Dalian, China

We carry out all of our business through our Hong Kong subsidiary, Goodwill, and its wholly-owned Chinese subsidiary, Fusheng, and Fusheng’s variable interest entity (VIE), Dalian Xingyuan, and Dalian Xingyuan’s subsidiaries (Dalian Xingyuan and its subsidiaries collectively referred to as the VIE entities).  Through these VIE entities, we are engaging in the production, storage, distribution and wholesale purchases and sales of blended marine fuel oil for cargo and fishing vessels with operations mainly in Liaoning, Shandong and Zhejiang Provinces in People’s Republic of China (PRC).  Our operations in China are conducted through our VIE, Dalian Xingyuan Marine Bunker Company, Ltd. and its three subsidiaries: Donggang Xingyuan Marine Bunker Company, Ltd. (located in Dandong City, Liaoning Province, and established in April 2008 under the laws of the PRC), Xiangshan Yongshi Nanlian Petrol Company, Ltd. (located in Xiangshan City, Zhejiang Province, and established in May 1997 under the laws of the PRC) and Rongcheng Xinfa Petrol Company, Ltd. (located in Rongcheng City, Shandong Province, and established in September 2007 under the laws of the PRC).  We compete by providing our customers value added benefits, such as single-supplier convenience, competitive pricing, logistical support and fuel quality control.

Currently, we sell approximately 57% of our products through distributors and approximately 43% to retail customers. Our products are substitutes for diesel used throughout east coast of China fishing industry by small to medium sized cargo vessels. Our core facilities include storage tanks, berths (the space allotted to a vessel at the wharf), marine fuel pumps, blending facilities and tankers. Our sales network covers major depots along the towns of Dandong, Shidao and Shipu along the east coast of China.

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

Business Development and Outlook

Our overall strategies are to (i) increase our share of retail sales since such sales are less price-sensitive than sales to the distributors, (ii) acquire our own retail facilities to reduce the risk of opportunistic negotiations from our retail customers during periods of volatile oil prices and (iii) build retail points in strategic locations (often close to other, recently acquired locations) to capture a majority of active local markets.

During the first quarter of 2010, crude oil prices fluctuated around $80 a barrel, an average increase of approximately $30 per barrel as compared with the same period in 2009.  Although the PRC economy has been gaining its momentum slightly in the first quarter of 2010, the economic outcome for the fishing industry in the same period was challenging and disappointing. During February and March 2010, due to colder water temperature, the fishing activities in Donggang, Shandong and Zhejiang areas and provinces decreased significantly, which, in turn, resulted in the decreased demand for our products as compared with the same period during the previous year.

However, the revenue for the three months ended March 31, 2010 has increased by 18% to $29.8 million as compared with the same period in 2009 despite the fact that the sales volume has decreased by 14% to 47,000 ton. This is mainly due to the rise of the average marine fuel product price and the increase in revenue from retail customers. In the first quarter of 2010, 44% of our sales were to retail customers as compared with 36% in 2009.

We believe that by improving our retail sales and distribution channels will generate stable gross margins which, in turn, will offset the pressure imposed on our profit margin by crude oil price downturn. We believe that higher retail sales and closer ties with our end users as well as wider distribution network are at the core of our strength and business viability going forward. We intend to (i) control more facilities closer to end markets, through business acquisitions, partner cooperation, building local platform for our products and added-value services, which would enhance the brand awareness of the “Xingyuan” brand and (ii) expand our product line and upgrade production facilities to explore the increasing markets opportunities and increase our share in retail market.

We maintained gross profit margins of 12.0% and 11.9% for the three months ended March 31, 2010 and 2009, respectively. We had revenues of US$29.8 million and US$25.2 million and net income attributable to our shareholders of US$1.4 million and US$1.5 million for the three months ended March 31, 2010 and 2009, respectively.  This is mainly due to lower revenues and higher general and administrative expenses in the subject period.

Principal Factors Affecting our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•
Increasing demand for blended marine fuel - The increasing demand for blended marine fuel has a positive impact on our financial position. The strong growth in the blended marine fuel industry since 2002 has been driven by several factors, including, among others, steady population growth in the PRC, improvements in the living standards, national energy conservation efforts.

•
Expansion of our sources of supply, production capacity and sales network - To meet the increasing demand for our products, we need to expand our sources of supply and production capacity. We plan to make capital improvements in our existing production facilities, which would improve both their efficiency and capacity. In the short-run, we intend to increase our investment in our reliable supply network, personnel training, information technology applications and logistic system upgrades.

•
Fluctuations in Crude Oil Price - We use oil refinery by-products as raw materials for our production. The recent increase in oil prices had a direct impact on the price we pay for these products. However, we mitigated this in the short-term by increasing the price of our products and passing the entirety of the increase to our customers.

 Results of Operations

Comparison of the three months ended March 31, 2010 and 2009

Revenue

Our revenue increased by US$4.5 million, or 18.0%, from US$25.2 million for the three months ended March 31, 2009 to US$29.8 million for three months ended March 31, 2010.  The increase in our revenues was the result of increased retail sales due to the expansion of our sales network and higher average international crude oil price. The portion of retail sales in our total revenues had increased to 44% for the first quarter of 2010 from 36% for the first quarter of 2009. During the three months ended March 31, 2010 the international oil prices stayed around the level of $80 per barrel in comparison to average oil price of $48 per barrel in the first quarter of 2009.

Our overall sales volume decreased by 14% or 8,000 tons, from 55,000 tons for the three months period ended March 31, 2009 to 47,000 tons for the three months period ended March 31, 2010. During the first quarter of 2010, cold weather hit across Donggang and Shipu ports which account for 80% of our total sales; fishing vessels had to cut back on their working hours which, in turn, resulted in less demand for our fuel products.

However, since we have been focusing more on the retail sales that yield higher gross profit margins and stable market share, we were able to compensate the decrease in sales volume with higher sale prices.

For the three months ended March 31, 2010, 2# marine fuel represented 10.2% of our sales, 3# marine fuel represented 10.0% of our sales, 4# marine fuel represented 66.5% of our sales, 180CST represented 6.9% of our sales and 120CST represented 6.3% of our sales. In 2009, 2# marine fuel represented 9.0% of our sales; 3# marine fuel represented 6.2% of our sales, 4# marine fuel represented 55.9% of our sales, 180CST represented16.2% of our sales and 120CST represented12.6% of our sales.

Cost of Revenue

Our cost of revenues increased by US$4.0 million, or 17.8%, from US$22.2 million for the three months ended March 31, 2009 to US$26.2 million for the three months ended March 31, 2010 due to higher sales revenues.

However, as a percentage of revenues, the cost of revenues actually decreased slightly from 88.1% for the three months ended March 31, 2009 to 87.9% for the three months ended March 31, 2010. The decrease was primarily due to the measures taken by us to control the cost of raw materials, including, among others, closer relationships with our raw material suppliers and improved knowledge of oil substitutes and markets for such substitutes which allowed us to react promptly to changes in material supplies.

 Gross Profit

As a result of the efforts discussed above, our gross profit increased by US$0.6 million, or 19.3%, to US$3.6 million for the first quarter of 2010 as compared to US$3.0 million in 2009. As a percentage of revenues, our gross profit margin increased from 11.9% for the first quarter of 2009 as compared to 12.0% for 2010. The increase in our gross profit percentage results primarily from an increase in the sale of products with higher gross profit margin. As the result of our expansion or acquisition of retail distribution facilities in Xinfa and Nanlian, our sales to retail customers, which generally carry a higher gross profit margin, increased from 36% of total sales for the first quarter of 2009 to 44% of sales in the first quarter of 2010.

Selling Expenses

Selling expenses decreased by US$82,021, or 10%, from US$0.82 million for the first quarter of 2009 to US$0.74 million in 2010. The decrease was primarily due to the decrease in sales employees’ compensation and other promotional expenses in Donggang and Shipu areas. As a percentage of revenues, selling expenses decreased from 3.25% for the first quarter of 2009 to 2.47% for 2010.

General and Administrative Expenses

General and administrative expenses increased by US$0.4 million, or 217.8%, from US$0.2 million for the first quarter of 2009 to US$0.6 million for the first quarter of 2010. The increase was primarily due to increased professional and other various expenses associated with maintaining the public company status in the United States.  As a percentage of revenues, general and administrative expenses increased from 0.8% for the first quarter 2009 to 2.1% for the first quarter of 2010.

Operating Income

As a result of the factors discussed above, our operating income increased by US$0.2 million, or 11.74%, from US$2.0 million for the first quarter of 2009 to US$2.22 million for the first quarter of 2009. As a percentage of revenues, our operating income decreased from 7.87% for the first quarter of 2009 to 7.45% for the first quarter of 2010.

Interest Expense

 Interest expense incurred in the first quarter of 2010 was US$120,464, and in the same period of 2009, we generated an income of US$24,560. The increase in interest expense was the result of increase in the level of our loan financing.

Provision for Income Taxes

Provision for income taxes increased US$0.1 million, or 11.8%, from US$0.5 million for the first quarter of 2009 to US$0.6 million for the first quarter of 2010. This increase in the provision for income taxes was primarily attributable to the increase in our pre-tax income by 4.4% over 2009. Our effective tax rates were 27.0% in 2010 and 25.2% in 2009.

Net Income

As a result of the foregoing, net income decreased by US$59,932, or 4.1%, from US$1.5 million for the first quarter of 2009 to US$1.4 million for the first quarter of 2010.

Liquidity and Capital Resources

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. In addition to cash from operating activities, we also maintain a revolving loan arrangement with Shenzhen Development Bank Co., Ltd., as discussed below, for our capital requirements.  Our future capital expenditures will include building new fueling facilities, improving and upgrading our existing production facilities, expanding product lines, research and development capabilities, and making acquisitions as we deem appropriate.

We estimate $8.1 million will be needed in 2010 to fund the construction projects for new manufacturing facilities and the improvement and upgrades of our existing manufacturing facilities. In addition, we intend to reserve approximately $5.3 million for future acquisitions.

On January 26, 2010, the Company completed its initial public offering of common stock (“IPO”) of 3,134,921 shares of common stock at an offering price of $6.30 per share resulting in net proceeds to the Company of approximately $17.2 million, after deducting offering costs of $2.5 million. On March 4, 2010 the underwriters of the initial public offering of common stock had exercised their over-allotment option, which resulted in the issuance of an additional 470,238 shares of common stock. The Company received proceeds of another $2.6 million, net of offering costs of $227,750.

We believe that the net proceeds of approximately $20 million from our IPO, together with our cash flow from operating activities and bank borrowings, will be sufficient to meet our anticipated cash requirements for the next 12 months. If we need additional cash, we may seek to raise capital either through the issuance of stock or increase our borrowing level with our lender.

We maintain a revolving line of credit with Shenzhen Development Bank Co., Ltd. in the amount of up to RMB60 million (US$8.6 million). The term of the loan is six months at the interest rate of 5.84% per annum. The loan agreement contemplates a 50% penalty interest in the event of our failure to repay the note in a timely manner. As of March 31, 2010, our borrowing on this line of credit is approximately RMB35 million (approximately US$5.1 million).

As of March 31, 2010, we had cash of US$21.24 million in our bank accounts and a working capital surplus of $25.4 million. The increase in our cash balance as at March 31, 2010 reflects proceeds received from a successful IPO of $20 million.  Regarding our current level of borrowing, see the discussion below on our existing short-term notes. There is no seasonal fluctuation in our borrowing requirements.

The following table sets forth a summary of our cash flows for the periods indicated:

	As of March 31,
	2010	2009
Cash flow data:
Net cash provided by (used in) operating activities	(126,427)	3,355,718
Net cash used in investing activities	(139,972)	(2,266,516)
Net cash provided by (used in) financing activities	19,989,504	(584,233)
Effect of exchange rate on cash	(18,855)	6,257
Net changes in cash	19,704,250	511,226
Cash at beginning of period	1,539,009	4,923,913
Cash at end of period	21,243,259	5,435,139

Operating Activities

Net cash used in operating activities for three months ended March 31, 2010 was US$0.1 million, which was primarily as a result of the following factors: (1) net income of US$1.4 million, (2) an increase in accounts receivable of US$56,523 as a result of increased revenue and the retail ratio, (3) an increase in inventories of US$4.1 million resulting from inventory rebuilding in order to meet increasing demand, as discussed below, (4) a decrease in advances to suppliers of $0.3 million, (5) a decrease in other receivables of US$0.1 million, (6) an increase in advance from customers of US$1.3 million due to increased revenue, (7) an increase in accounts payable of US$0.2 million in line with increased purchasing, and (8) an increase in other payable of US$0.5 million.

The increase in our inventories at March 31, 2010 reflects both our increased sales and inventories established to meet the requirements of coming peak selling season in the second quarter of 2010. Normally, the revenue generated in the second quarter of a year accounts for over 25% of our total sales for a year.

Net cash provided by operating activities for the three months ended March 31, 2009 was US$3.4 million, which was primarily attributable to the following factors: (1) net income of US$1.5 million; (2) an increase in accounts receivables of US$0.4 million due to increased revenues; (3) an increase in inventories of US$1.6 million resulting from the rebuilding of inventory to meet the growing demand along the recovery of the economy, (4) a decrease in other receivables of US$1.3 million, (5) a decrease in advances to suppliers of US$10,701 and decrease in accounts payable of US$2.0 million, (6) an increase in tax payable of US$1.2 million as a result of increased revenues, and (7) an increase in other payables of US$0.2 million.

Investing Activities

Cash used in investing activities was US$0.11 million for the three months ended March 31, 2010, which was attributable to (1) expenditures in construction projects of US$0.3 million to expand the production capacity in Donggang, Liaoning province and Nanlian, Zhejiang province; (2) expenditures in purchase of property and equipment of US$3,032, and (3) collection of related party receivables of $0.1 million.

Net cash used in investing activities was US$2.3 million for the three months ended March 31, 2009, which was primary attributable to (1) consideration paid for acquisition of Xiangshan Nanlian of US$2.2 million, (2) expenditures in construction projects of US1.52 million to expand the production capacity in Donggang, Liaoning province and Nanlian, Zhejiang province; (3) expenditures in purchase of property and equipment of US$2,892, and (4) collection of related party receivables of $1.5 million.

Financing Activities

Cash provided by financing activities was $20 million for the three months ended March 31, 2010. It consists of capital contributions from shareholders, borrowings from and repayments to our short-term notes and proceeds from our IPO.

Net cash used in financing activities was US$0.6 million in the first quarter of 2009 which is primary attributable to repayment of bank loans of US$0.6 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term notes. Although the interest rates on our short-term notes are fixed during their respective terms, the terms are typically 12 months or less and interest rates are subject to change upon renewal. The interest rates on our short-term notes are determined by reference to the benchmark interest rates set by the People’s Bank of China, or the PBOC. Since April 28, 2006, the PBOC has increased the benchmark interest rate of RMB bank notes with a term of 6 to 12 months 12 times, seven consecutive increases followed by five consecutive decreases, by 0.27% on most occasions. As a result, from 2006 to the three months ended March 31, 2009, the benchmark interest rate for these RMB bank notes increased from 5.85% to 7.47% then decreased to 5.31% and the interest rate applicable to us increased from 6.696% to 8.217% then decreased to 5.841% over the same period. Any future increase in the PBOC’s benchmark interest rate will result in an increase in our interest expenses. A 1.0% increase in the annual interest rates for all of our credit facilities as of March 31, 2010 would decrease income from continuing operations before income taxes by approximately RMB142,500($20,845) for the quarter ended March 31, 2010. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Rate Risk

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
	Renminbi per U.S. Dollar Noon Buying Rate
	Average(1)	High	Low	Period-End
Year ended December 31,
2004(1)	8.2768	8.2774	8.2764	8.2765
2005(1)	8.1826	8.2765	8.0702	8.0702
2006(1)	7.9579	8.0702	7.8041	7.8041
2007(1)	7.5806	7.8127	7.2946	7.2946
2008(1)	6.9193	7.2946	6.7800	6.8225
2009(1)(2)	6.8408	6.8430	6.7880	6.8372
For the months of
January 2010	6.8346	6.8295	6.7836	6.8369
February 2010	6.8376	6.8336	6.7941	6.8367
March 2010	6.8359	6.8268	6.8136	6.8361
April 2010	6.8328	6.8280	6.7471	6.8358
May 2010(2)	6.8361	6.8171	6.8150	6.8357
(1)  The average rate of exchange is calculated using the average of the exchange rates on the last day of each (1) month during the period.

(2)  Through May 9, 2010.

Our business is primarily conducted in China and all of our revenues are denominated in Renminbi. This report contains translations of Renminbi amounts into U.S. dollars at specified rates solely for the convenience of the reader. Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the noon buying rate in New York City for cable transfers in Renminbi per U.S. dollar as certified for customs purposes by the Federal Reserve Bank of New York. On May 9, 2010, the noon buying rate was approximately RMB6.8357 to $1.00. No representation is made that the Renminbi amounts referred to in this report could have been or could be converted into U.S. dollars at any particular rate or at all.  Since July 2005, the Renminbi has not been pegged solely to the U.S. dollar. Instead, it is pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 0.5% each day. The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the future.

Item 4T.              Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                 Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. At present, the Company is not engaged in or the subject of any material pending legal proceedings.

Item 1A.              Risk Factors

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued no unregistered securities during the three months ended March 31, 2010. Nor did the Company repurchase any of its equity securities during the same fiscal period.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Reserved.

Item 5.                 Other Information

None.

Item 6.                 Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Andatee China Marine Fuel Services Corporaiton

Date: May 14, 2010	By:	/s/ An Fengbin
An Fengbin
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Wen Tong
Wen Tong,
Chief Financial Officer
(Princial Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

3.1(i)	Certificate of Incorporation(1).

3.1.1(i)	Amendment to the Certificate of Incorporation(1).

3.1(ii)	By-Laws(1).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(1)           Incorporated by reference to the exhibit with the same number to the Company’s Registration Statement on Form S-1 (SEC File No. 333-161577) effective as of January 25, 2010.