Form 10-Q
period 2010-06-30
Andatee China Marine Fuel Services Corp
filed 2010-08-12
CIK 1469606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2010, the Company had 9,610,159 shares of its common stock, par value $0.001 per share, issued and outstanding.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
COMBINED AND CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$13,426,813	$1,539,009
Accounts receivable, net	2,209,445	2,515,403
Other receivables, net	1,365,753	1,307,474
Inventories	17,051,730	13,302,530
Advances to suppliers	10,859,388	7,691,266
Related party receivable	-	122,667
Deferred expense	-	150,943
Deferred tax assets	113,216	112,743
Total current assets	45,026,345	26,742,035
Property, plant and equipment, net	11,973,600	10,441,246
Construction in progress	456,544	632,202
Intangible assets, net	2,778,511	2,691,974
Goodwill	1,122,619	1,117,923
Total assets	$61,357,619	$41,625,380

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$179,992	$565,802
Short-term loan	5,140,558	10,238,109
Taxes payable	9,828,743	11,001,715
Advances from customers	2,116,712	456,715
Dividends payable	232,835	231,861
Other payable	159,911	287,914
Total current liabilities	17,658,751	22,782,116
Total liabilities	17,658,751	22,782,116
Commitments and contingencies

Equity
Stockholder’s equity of the Company
Common stock: par value $.001; 50,000,000 shares
authorized; 9,610,159 and 6,000,000 shares issued
and outstanding at June 30, 2010 and December 31,
2009 respectively	9,610	6,000

Additional paid-in capital.	29,533,555	9,533,619
Other comprehensive income	634,239	488,640
Retained earnings	11,591,168	7,543,994
Total stockholders' equity of the Company	41,768,572	17,572,253
Noncontrolling interest	1,930,296	1,271,011
Total equity	43,698,868	18,843,264
Total liabilities and equity	$61,357,619	$41,625,380

The accompanying notes are an integral part of these combined and consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$44,053,481	$27,843,394	$73,834,571	$53,080,312
Cost of revenues	38,781,366	24,435,690	64,982,061	46,671,231
Gross profit	5,272,115	3,407,704	8,852,510	6,409,081
Operating expenses
Selling expenses	736,327	436,150	1,473,878	1,255,722
General and administrative expenses	676,750	611,243	1,301,045	807,670
Total operating expenses	1,413,077	1,047,393	2,774,923	2,063,392
Income from operations	3,859,038	2,360,311	6,077,587	4,345,689
Other income (expense)
Interest income	-	(24,560)	-	-
Interest expense	(131,615)	(65,667)	(252,079)	(65,667)
Other expense	2,029	(1,593)	1,857	(1,593)
Total other income (expense)	(129,586)	(91,820)	(250,222)	(67,260)
Net income before tax provision	3,729,452	2,268,491	5,827,365	4,278,429
Tax provision	1,047,664	467,562	1,614,400	974,402
Net income	2,681,788	1,800,929	4,212,965	3,304,027
Net income attributable to the noncontrolling interest	24,799	61,022	165,791	114,003
Net income attributable to the Company	$2,656,989	$1,739,907	$4,047,174	$3,190,024
Foreign currency translation adjustment	166,015	363	145,599	14,542
Comprehensive income attributable to the Company	2,823,004	1,740,270	4,192,773	3,204,566
Comprehensive income attributable to the noncontrolling interest	24,799	61,022	165,791	114,003
Comprehensive income	$2,847,803	$1,801,292	$4,358,564	$3,318,569
Basic and diluted weighted average shares outstanding	9,606,313	6,000,000	9,014,261	6,000,000
Basic and diluted net earnings per share	$0.28	$0.29	$0.45	$0.53

The accompanying notes are an integral part of these combined and consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income attributable to the Company	$4,047,174	$3,190,024
Adjustments to reconcile net income to net cash
provided by operating activities:
Noncontrolling interest	165,791	114,003
Option issued for services	63,938	-
Depreciation	253,187	92,038
Amortization	23,119	34,735
Changes in operating assets and liabilities:
Accounts receivable	305,806	(764,788)
Inventories	(3,749,200)	(3,190,129)
Other receivables	(109,917)	1,187,582
Advances to suppliers	(3,168,122)	(882,440)
Prepaid expense	150,943	(13,411)
Accounts payable	(385,810)	481,323
Advances from customers	1,659,997	275,906
Taxes payable	(1,173,445)	609,841
Other payable	(195,403)	913,754
Net cash provided by (used in) operating activities	(2,111,942)	2,048,438
Cash flows from investing activities
Consideration for acquisition	(534,618)	(2,209,483)
Certificate of deposit	-	1,519,750
Purchase of property and equipment	(132,708)	(3,266)
Construction contracts	(491,319)	(4,898,381)
Payment received from related party	122,667	4,357,376
Net cash used in investing activities	(1,035,978)	(1,234,004)
Cash flows from financing activities
Proceeds from shareholders	19,989,504	-
Repayment of short term loans	(5,097,551)	(876,779)
Net cash provided by (used in) financing activities	14,891,953	(876,779)
Effect of exchange rate on cash	143,771	6,775
Net increase in cash and cash equivalents	11,887,804	(55,570)
Cash and cash equivalents, beginning of period	$1,539,009	$4,923,913
Cash and cash equivalents, end of period	$13,426,813	$4,868,343
Supplemental cash flow information:
Cash paid during the period for:
Interest	$260,518	$176,259
Income taxes	$1,276,549	$653,682

The accompanying notes are an integral part of these combined and consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

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

In March 2009, Goodwill Rich established a subsidiary company in Dalian, People’s Republic of China (the “PRC”), named Dalian Fusheng Consulting Company (“Fusheng”), which afterward was changed to “Dalian Fusheng Petrochemical Company” in March 2010.

Dalian Xingyuan Marine Bunker Co., Ltd. (“Xingyuan”) was established in September 2001 with a registered capital of RMB7 million and began providing refueling services to the marine vessels in Dalian Port in Dalian City. Xingyuan holds 100% ownership of Donggang Xingyuan Marine Fuel Company (“Donggang Xingyuan”), a company incorporated in Dalian, PRC, in April, 2008. In addition, in December 2008, Xingyuan acquired 90% ownership of Rongcheng Xinfa Petroleum Company (“Xinfa”) and 63% ownership of Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”), respectively.

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

As a result of the above, the accompanying combined and consolidated financial statements contain:

•
for the period from October 28, 2008 to March 26, 2009, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary (adjusted for the effects of the August, 2009 recapitalization with Andatee) combined with those of Xingyuan and its subsidiaries; and

•
for the period from March 26, 2009 to June 30, 2010, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary (adjusted for the effects of the August, 2009 recapitalization with Andatee) consolidated with those of its VIE, Xingyuan, and its subsidiaries.

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

2010 Business Acquistion

In May 2010, Xingyuan acquired 52% equity interest of Rongcheng Mashan Xingyuan Marine Bunker Co., Ltd. (“Mashan”) (see more details in Note 3 “Business Acquisitions”).

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

Basis of Consolidation

The combined and consolidated financial statements include the combined revenues, expenses and cash flows of Xingyuan and its subsidiaries as of and for the period ended March 26, 2009 and on a consolidated basis from the date that Xingyuan became a consolidated VIE of the Company (see Note 1). All intercompany transactions and balances have been eliminated in consolidation.

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

For the six months ended June 30, 2010, foreign currency translation adjustment of $145,599 have been reported as accumulated other comprehensive income in the consolidated statements of changes in the stockholders’ equity.

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

As of June 30, 2010, all of the Company’s cash was on deposit at financial instructions in the PRC where there is currently no regulation requiring such financial institutions to maintain  insurance to cover bank deposits in the event of bank failure.

For the six months ended June 30, 2010, two of the Company’s customers accounted for 13.7% and 11.5% of the Company’s total revenues, respectively. One customer accounted for 11.4% of the total revenues for the six months ended June 30, 2009.

For the six months ended June 30, 2010, 33.7% and 30.7% of the Company’s raw materials came from two suppliers. The advances to these two suppliers were $1,782,879 and $1,785,073 at June 30, 2010, respectively. The advances to these two suppliers were $791,459 and $1,774,425 at December 31, 2009, respectively. The total balance to suppliers at June 30, 2010 was $10,859,388, which was non-interest bearing and unsecured.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360 (originally Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of June 30, 2010 and December 31, 2009, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. The Company performs its impairment test at the end of every fiscal year on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable

The Company determined that there was no impairment of goodwill as of June 30, 2010.

Intangible Assets

Intangible assets consist mainly of land use rights and software. The intangible assets are amortized using straight-line method over the life of the rights and assets.

The details of land use rights are as follows:

Location	Land Size	Amount	Terms
	(square meter)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$2,207,502	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$567,755	July 16, 2008 – May 15, 2058
Mashan Village, Chengshan Town, Shandong Province	3,659.57	$109,656	Government assignment

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

Noncontrolling interest represents a 37% equity interest in Nanlian, a 10% equity interest in Xinfa and a 48% equity interest in Mashan for the minority owners.

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

The Company contributed $17,841 and $16,759 for the six months  ended June 30, 2010 and 2009, respectively.

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

Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share are similar to basic earnings per share except that the denominator is increased to included the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive. The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the if-converted and the treasury stock method, as applicable. In determining whether outstanding stock options would be considered for their dilutive effect, the average market price of the common stock for the period has to exceed the exercise price of the outstanding common share equivalent.

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

3. Business Acquisitions

On May 11, 2010, we entered into an agreement with Mashan Group Ltd to acquire 52% ownership of its wholly own subsidiary, Rongcheng Mashan Marine Bunker Company (“Mashan”). Mashan was established in Shandong province, People’s Republic of China (the “PRC”) on March 12, 2010 with registered capital of RMB 7 million. The principal activities of Mashan are storage, distribution and trading of blended marine fuel oil for cargo and fishing vessels.

The acquisition price was RMB3.64 million (approximately $0.53 million) consisted entirely of cash and was paid in full in May 2010. The acquisition of Mashan was accounted for using the purchase accounting. The financial positions and results of operations of Mashan have been included in our consolidated financial statements since the acquisition date together with the 48% noncontrolling interest that we did not acquire. The revenue and net income contributed by our acquisition of Mashan is not significant as we only obtained 52% ownership of the company and hence no pro forma information was provided.

The purchase price of the Mashan acquisition was allocated to the acquired net assets based on their estimated fair values appraised by an independent valuation expert. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Mashan
Property and equipment	$1,095,512
Payables	(67,400)
Noncontrolling interests	(493,494)
Net Assets Acquired	$534,618

Cash Paid	$534,618

4. Accounts Receivables

The Company’s account receivables at June 30, 2010 and December 31, 2009 are summarized as follows:

	As of
	June 30,	December 31,
	2010	2009

Trade accounts receivables	$2,245,836	$2,551,642
Allowances for doubtful accounts	(36,391)	(36,239)
Accounts receivables, net	$2,209,445	$2,515,403

5. Other Receivables

The Company’s other receivables at June 30, 2010 and December 31, 2009 are follows:

	As of
	June 30,	December 31,
	2010	2009

Other receivables	$1,782,227	$1,722,206
Allowances for doubtful accounts	(416,474)	(414,732)
Other receivables	$1,365,753	$1,307,474

6. Inventories

Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	As of
	June 30,	December 31,
	2010	2009

Marin Fuel	$17,019,953	$13,298,794
Other consumables	31,778	3,736
Total	$17,051,730	$13,302,530

As of June 30, 2010 and December 31, 2009, $0 and $5,022,679, respectively, of Dalian Xingyuan’s inventory has been pledged as the collateral for a loan from Shenzhen Development Bank (“SD Bank”).

7. Property Plant and Equipment

The Company’s property, plant and equipment at June 30, 2010 and December 31, 2009 are as follows:

	As of
	June 30,	December 31,
	2010	2009

Property and buildings	$12,005,098	$10,226,544
Laboratory equipment	337,825	336,412
Boiler equipment	228,713	227,756
Marine bunker	207,427	206,559
Transportation vehicles	531,610	529,386
Office equipment	35,038	34,891
Electronic equipment	51,273	49,895
Total	13,396,984	11,611,443
Less: Accumulated depreciation	(1,423,384)	(1,170,197)
Net Value	$11,973,600	$10,441,246

The depreciation expenses were $253,187 and $92,038 for six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, $1,145,530 of Xingyuan’s property has been pledged as the collateral for a loan from Shanghai Pudong Development Bank (“SPD Bank”).

8. Construction in Progress

The Company’s construction in progress at June 30, 2010 and December 31, 2009 are summarized as follows:

	As of
	June 30,	December 31,
	2010	2009

Construction in progress, cost	$456,544	$632,202
Total	$456,544	$632,202

The construction projects as of June 30, 2010 and December 31, 2009 were constructions to build facilities to expand production capacity in Donggang and Nanlian. Balances represent mainly construction expenditures and equipment cost.

The following table states costs incurred as each of the balance sheet date presented:

	As of
	June 30,	December 31,
	2010	2009

Berth and berth improvement	$172,043	$437,109
Oil blending and storage tank	284,501	195,093
Total	$456,544	$632,202

9. Intangible Assets

	As of
	June 30,	December 31,
	2010	2009

Land use rights	$2,884,913	$2,763,649
Software	4,406	4,388
Total	2,889,319	2,768,037
Less: accumulated amortizations	(110,808)	(76,063)
Intangible assets, net	$2,778,511	$2,691,974

Nanlian’s land use rights of $2,149,915 have been pledged as collateral for a loan from Baotou Commerce Bank as of June 30, 2010.

Donggang Xingyuan’s land use rights of $550,772 have been pledged as collateral for a loan from Shanghai Pudong Development Bank as of June 30, 2010.

Amortization expenses for the six months ended June 30, 2010 and 2009 were $23,119 and $34,735 respectively.

 10. Related Party Transactions

The amounts due from related parties were as follows:

	As of
	June 30,	December 31,
	2010	2009

Amount due from An Fengbin	-	122,667
Total	$-	$122,667

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

In March, 2010 Donggang Aquatic Product Trading Center and Donggang Xingyuan Ship Repair Yard repaid the amount in full to the Company.

11. Short Term Loans

	Interest Rate
	(Per Annum)	06-30-10	12-31-09	Terms
SD Bank	5.84%	$-	$1,462,587	December 9, 2009 – June 9, 2010
SD Bank	4.86%	-	1,901,363	December 11, 2009 – June 11, 2010
SD Bank	4.86%	-	1,755,104	December 15, 2009 – June 15, 2010
SPD Bank	5.31%	2,203,096	2,193,881	November 30, 2009 – July 27, 2010
SPD Bank	5.84%	1,028,112	1,023,811	August 27, 2009 – July 27, 2010
Baotou Commerce Bank	5.84%	1,909,350	1,901,363	July 22, 2009 – July 22, 2010

Total		$5,140,558	$10,238,109

12. Stock Options

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

Stock compensation expense was recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options.  FASB ASC Topic 718 requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

During the first quarter ended March 31, 2010, the Company granted 13,125 stock options to its directors. All options were vested immediately and the Company recognized $40,738 for the 13,125 option as stock compensation expense during the quarter ended March 31, 2010. The Company did not issue any options during the second quarter ended June 30, 2010.

The following is a summary of the stock options activity:
	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2009	-	$-
Granted	13,125	$6.30
Forfeited	-	$-
Exercised	-	$-
Balance at June 30, 2010	13,125	$6.30

13. Initial Public Offering

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

The combined and consolidated financial statements, including share and per share amounts, include the effects of the IPO because it was completed at January 26, 2010. Costs directly associated with the Company’s IPO have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital as of June 30, 2010. The Company filed its initial Form S-1 with the SEC on August 27, 2009 and closed its IPO on March 4, 2010.

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

 Amounts restricted include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIE as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$2,074,000 and US$2,065,000 as of June 30, 2010 and December 31, 2009, respectively; therefore in accordance with Rules 504 and 4.08 (e) (3) of Regulation S-X, the condensed parent company only financial statements as of March 31, 2010 and December 31, 2009, for each of the years in the period ended June 30, 2010 and December 31, 2009 are disclosed in Note 17.

 15. Taxes Payable

Taxes Payable as of June 30, 2010 and December 31, 2009 were made up of the followings:

	June 30, 2010	December 31, 2009
Income Tax Payable	$3,534,614	$3,248,283
VAT Payable	6,157,101	7,504,252
Other Tax Payable	137,028	249,180
Total	$9,828,743	$11,001,715

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

No provision for US tax is made as the Company has no assessable income in the US for the six months ended June 30, 2010 and 2009. The Corporation income tax of US is 35%.

16. Commitment and Contingency

Lease Obligation

The Company has entered into several tenancy agreements for the lease of storage facilities, offices premises and berth use rights. The Company’s commitment for minimum lease payments under these operating leases for the next five years and thereafter is as follows:

For the year 2010	234,552
For the year 2011	496,753
For the year 2012	—
For the year 2013	—
Thereafter	—
Total	$731,305

Rental expenses, including storage tank leasing charges and office rental charges, were approximately $235,638 and $291,469, for six months ended June 30, 2010 and 2009, respectively, and were charged to the statement of operations as incurred.

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

17. Subsequent Events

On July 15, 2010, Dalian Xingyuan obtained bank acceptance notes of RMB 50 million (approximately $7.4million) with SD Bank by depositing RMB 15 million (approximately $2.2 million) in advance for six months, maturing on January 19, 2010.

On July 20, 2010, the Company entered into an agreement with Tianjin Hailong LTD to acquire 52% ownership of the company for RMB 346 million (approximately $0.5 million).

On July 22, 2010, Nanlian repaid its bank loan of RMB 13 million (approximately $1.9 million) with Baotou Commerce Bank.

On July 23, 2010, the Company filed with the SEC a registration statement on Form S-8 to register 5,000,000 shares (subject to adjustment to prevent dilution from stock dividends, stock splits, recapitalization or similar transactions) of the Company's common stock issuable under the Company's 2009 Equity Incentive Plan (the "Plan"). Under the Plan, the Compensation Committee of the Board may grant, from time to time, awards in the form of incentive stock options, as defined in Section 422 of the Internal Revenue Code, as well as options which do not so qualify, stock units, stock awards, stock appreciation rights and other stock-based awards to the Company's executive officers, directors, employees, outside consultants and advisors. As of the date hereof, the Company has issued 173,125 options under the Plan, with 4,826,875 options available for issuance.

On July 27, 2010, Dalian Xingyuan repaid its bank loan of RMB 22 million (approximately $3.2 million) with Shanghai Pudong Development Bank.

On August 2, 2010, the Company secured a credit line of up to RMB 30 million (approximately $4.4 million) from Shanghai Pudong Development Bank.

18. Parent Company Only Condensed Financial Information

Condensed Balance Sheets

	As of
	June 30,	December 31,
	2010	2009

ASSETS
Noncurrent assets
Investment in subsidiaries	41,768,572	17,572,253
Total noncurrent assets	41,768,572	17,572,253
Total assets	$41,768,572	$17,572,253
LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies	—	—
Stockholders' equity
Common stock; par value $0.001; 50,000,000 shares authorized; 9,605,159 and 6,000,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009 respectively	9,610	6,000
Additional paid in capital	29,533,555	9,533,619
Retained earnings (Deficit)	11,591,168	7,543,994
Other comprehensive income	634,239	488,640
Total stockholders’ equity	41,768,572	17,572,253
Total liabilities and stockholders' equity	$41,768,572	$17,572,253

Condensed Statements of Income:
	As of
	June 30,	June 30,
	2010	2009

Operating income
Equity in profit of subsidiaries & VIE	4,047,174	3,190,024
Net income attributable to the Company	4,047,174	3,190,024

Condensed Cash Flow Statements

	As of
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,047,174	$3,190,024
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in profit of subsidiaries & VIE	(4,047,174)	(3,190,024)
Net cash provided by operating activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

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

Except where the context otherwise requires and for purposes of this Quarterly Report:

•
the terms “we,” “us,” “our company,” “our” refer to Andatee China Marine Fuel Services Corporation, a Delaware corporation, its subsidiaries Goodwill Rich International Limited and Dalian Fusheng Consulting Co. Ltd., its variable interest entity (VIE), Dalian Xingyuan Marine Bunker Co. Ltd., through which entity we conduct all of our business operations, and the subsidiaries of our VIE entity, which are Donggang Xingyuan Marine Bunker Company Ltd., Xiangshan Yongshinanlian Petrol Company Ltd., Rongcheng Mashan Marine Bunker Company and Rongcheng Xinfa Petrol Company Ltd.;

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

Accounts Receivables

During the normal course of business, we extend to some of our customers interest-free unsecured credit for an initial term of 30 - 60 days, depending on a customer’s credit history, as well as local market practices. Our accounts receivable turnover in days for the six months ended June 30, 2010 and 2009 were 5.8 and 7.0 days, respectively. We review our accounts receivables quarterly and determined the amount of allowances, if any, necessary for doubtful accounts. Historically, we have not had any bad debt write-offs and, as such, we do not provide an arbitrary reserve amount for possible bad debts based upon a percentage of sales or accounts receivable balances. Rather, we review our accounts receivable balances to determine whether specific reserves are required due to such issues as disputed balances with customers, declines in customers’ credit worthiness, or unpaid balances exceeding agreed-upon terms. Based upon the results of these reviews, we determine whether a specific provision should be made to provide a reserve for possible bad debt write-offs.

In addition, we also communicate with our customers each month to identify any potential issues and reassess our credit limits and terms with them based on their prior payment history and practice. We also plan to continue building upon our existing relationships and history with each of our customers to assist us in the full and timely collection of outstanding payments.

As of June 30, 2010 and December 31, 2009, we had outstanding accounts receivable totaling US$2.25 million and US$2.55 million, respectively, among which we identified and provided for doubtful debts of US$36,391 and US$36,239, respectively. We believe that the remaining outstanding amounts will be collected pursuant to the terms, conditions, and within the time frames agreed upon between our customers and us primarily due to the enhanced collection measures.

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

Determination of Functional Currencies

Our reporting currency is the U.S. dollar. The functional currency of Andatee and Goodwill are the U.S. dollar. The functional currency of our PRC subsidiary, our VIE and its subsidiaries in China is the RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in the determination of the functional currency which is made by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of our subsidiary and VIE entities in China are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the current exchange rate in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of June 30, 2010 and 2009 was a gain of $145,599 and $14,542, respectively.

Business and Operations Overview

Andatee China Marine Fuel Services Corporation is a Delaware corporation.  Our executive offices are located in the City of Dalian, a key international shipping hub and international logistics center in North China. Our main offices are located in the city of Dalian, Dalian Ganjingzi District, Dalian Wan Lijiacun, at Unit C, No. 68 West Binhai Road, Xigang District Dalian, China

We carry out all of our business through our Hong Kong subsidiary, Goodwill, and its wholly-owned Chinese subsidiary, Fusheng, and Fusheng’s variable interest entity (VIE), Dalian Xingyuan, and Dalian Xingyuan’s subsidiaries (Dalian Xingyuan and its subsidiaries collectively referred to as the VIE entities).  Through these VIE entities, we are engaging in the production, storage, distribution and wholesale purchases and sales of blended marine fuel oil for cargo and fishing vessels with operations mainly in Liaoning, Shandong and Zhejiang Provinces in People’s Republic of China (PRC).  Our operations in China are conducted through our VIE, Dalian Xingyuan Marine Bunker Company, Ltd. and its four subsidiaries: Donggang Xingyuan Marine Bunker Company, Ltd. (located in Dandong City, Liaoning Province, and established in April 2008 under the laws of the PRC), Xiangshan Yongshi Nanlian Petrol Company, Ltd. (located in Xiangshan City, Zhejiang Province, and established in May 1997 under the laws of the PRC), Rongcheng Xinfa Petrol Company, Ltd. (located in Rongcheng City, Shandong Province, and established in September 2007 under the laws of the PRC) and Rongcheng Mashan Xingyuan Marine Bunker Company, Ltd. (located in Rongcheng City, Shandong Province, and established in April 2010 under the laws of the PRC).  We compete by providing our customers value added benefits, such as single-supplier convenience, competitive pricing, logistical support and fuel quality control.

Currently, we sell approximately 51% of our products through distributors and approximately 49% to retail customers. Our products are substitutes for diesel used throughout east coast of China fishing industry by small to medium sized cargo vessels. Our core facilities include storage tanks, berths (the space allotted to a vessel at the wharf), marine fuel pumps, blending facilities and tankers. Our sales network covers major depots along the towns of Dandong, Shidao and Shipu along the east coast of China.

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

Business Development and Outlook

Our overall strategies are to (i) increase our share of retail sales since such sales are less price-sensitive than sales to the distributors, (ii) acquire our own retail facilities to reduce the risk of opportunistic negotiations from our retail customers during periods of volatile oil prices and (iii) build retail points in strategic locations (often close to recently acquired locations) to capture a majority of active local markets.

During the first half of 2010, crude oil prices fluctuated around $79 a barrel, an average increase of approximately $24 per barrel as compared with the same period in 2009.  We had seen that the demand from fishing industry has been substantially picking up, as the water temperature returned to normal level, the whole industry has stepped up its efforts in a bid to gain back what they missed in the first quarter.  From Donggang in the north down to Zhejiang province, the fishing activities have surged as compared with the first quarter, which boosted the demand for our marine fuel products. Therefore, the revenue for the six months ended June 30, 2010 has increased by 39.1% to $73.8 million as compared with the same period in 2009, along with that the sales volume has increased by 4.3% to 120,000 tons as compared with the same period in 2009. The increase in revenue is mainly due to the rise of the average marine fuel product price, growth in sales volume and the increase in revenue from retail customers. In the first half of 2010, 48.8% of our sales were to retail customers as compared with 38% in 2009.

We believe that improving our retail sales and distribution channels will generate stable gross margins which, in turn, will offset the pressure imposed on our profit margin by crude oil prices. We believe that higher retail sales and closer ties with our end users as well as wider distribution network are at the core of our strength and business viability going forward. We intend to (i) control more facilities closer to end markets, through business acquisitions, partner cooperation, building local platform for our products and added-value services, which would enhance the brand awareness of the “Xingyuan” brand and (ii) expand our product line and upgrade production facilities to explore the increasing markets opportunities and increase our share in retail market.

We maintained gross profit margins of 12% for both of the six months ended June 30, 2010 and 2009, respectively. We had revenues of US$73.8 million and US$53.1 million and net income attributable to our shareholders of US$4.1 million and US$3.2 million for the six months ended June 30, 2010 and 2009, respectively.  This is mainly due to higher revenues and higher general and administrative expenses in the subject period.

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

Results of Operations

Comparison of second quarters and six months ended June 30, 2010 and 2009

Revenue

Our revenue increased by US$16.2 million, or 58.2%, from US$27.8 million for the second quarter ended June 30, 2009 to US$44.1 million for second quarter ended June 30, 2010. The increase in our revenues was due to the increased sales volume and higher average crude oil price. The sales volume increase by 13,000 tons, or 22%, from 60,000 tons for the second quarter ended June 30, 2009 to 73,000 tons for the second quarter ended June 30, 2010. While the international crude oil price has rised from $63 per barrel in the second quarter of 2009 to $79 per barrel in the second quarter of 2010. The increase in sales volume was mainly the result of growing fishing activities in fishing industry, which tried to make up the loss in the first quarter of 2010 due to the lower water temperature.

Our revenue increased by US$20.7 million, or 39.1%, from US$53.1 million for the six months ended June 30, 2009 to US$73.8 million for six months ended June 30, 2010.  The increase in our revenues was the result of increased retail sales due to the expansion of our sales network, increased sales volume and higher average international crude oil price. The portion of retail sales in our total revenues had increased to 48.8% for the first half of 2010 from 38% for the first half of 2009. During the six months ended June 30, 2010 the international oil prices stayed around the level of $79 per barrel in comparison to average oil price of $55 per barrel in the first half of 2009.

Our overall sales volume increased by 4.3% or 5,000 tons, from115,000 tons for the six months period ended June 30, 2009 to approximately 120,000 tons for the six months period ended June 30, 2010. During the second quarter of 2010, as the water temperature returned to normal level fishing industry increased its working hours to make up the loss its experienced in the first quarter, which, in turn, resulted in higher demand for our fuel products.

For the six months ended June 30, 2010, 2# marine fuel represented 9.5% of our sales, 3# marine fuel represented 10.0% of our sales, 4# marine fuel represented 65.1% of our sales, 180CST represented 10.3% of our sales and 120CST represented 5.1% of our sales. In 2009, 2# marine fuel represented 8.7% of our sales; 3# marine fuel represented 10.5% of our sales, 4# marine fuel represented 70.9% of our sales, 180CST represented 8.4% of our sales and 120CST represented 1.5% of our sales.

Cost of Revenue

Our cost of revenues increased by US$14.3 million, or 58.7%, from US$24.4 million for the second quarter ended June 30, 2009 to US$38.8 million for the second quarter ended June 30, 2010 due to higher sales.

Our cost of revenues increased by US$18.2 million, or 39.2%, from US$46.7 million for the six months ended June 30, 2009 to US$64.9 million for the six months ended June 30, 2010 due to higher sales.

However, as a percentage of revenues, the cost of revenues remained flat at 88.1% for the six months ended June 30, 2010 and 2009.

 Gross Profit

As a result of the efforts discussed above, our gross profit increased by US$1.8 million, or 54.7%, to US$5.3 million for the second quarter of 2010 as compared to US$3.4 million in the second quarter of 2009. As a percentage of revenues, our gross profit margin was 12% for the second quarter of 2010 and 2009, respectively.

Our gross profit increased by US$2.4 million, or 38.1%, to US$8.8 million for the first half of 2010 as compared to US$6.4 million in 2009. As a percentage of revenues, our gross profit margin was 11.9% for the first half of 2010 and 2009, respectively. The increase in our gross profit percentage resulted primarily from an increase in the sale of products with higher gross profit margin. As the result of our expansion and acquisition of retail distribution facilities in Xinfa, Nanlian and Mashan, our sales to retail customers, which generally carry a higher gross profit margin, increased from 38% of total sales for the first half of 2009 to 48.8% of sales in the first half of 2010.

Selling Expenses

Selling expenses increased by US$0.3 million, or 68.8%, from US$0.4 million for the second quarter of 2009 to US$0.7 million in second quarter of 2010. The increase was primarily due to the increase in sales employees’ compensation as a result of increased sales and an increase in promotional expense to market our products in the area of Mashan, where our newly acquired subsidiary is located. As a percentage of revenues, selling expenses increased from 1.6% for the second quarter of 2009 to 1.7% for 2010.

Selling expenses increased by US$0.2 million, or 17.4%, from US$1.3 million for the first half of 2009 to US$1.5 million in 2010. The increase was primarily due to the increase in sales employees’ compensation and other promotional expenses in Donggang and Mashan areas. As a percentage of revenues, selling expenses decreased from 2.4% for the first half of 2009 to 2.0% for 2010.

General and Administrative Expenses

General and administrative expenses increased by US$65,507, or 10.7%, from US$611,243 for the second quarter of 2009 to US$676,750 for the second quarter of 2010. The increase was primarily due to increased professional and other various expenses associated with maintaining the public company status in the United States.  As a percentage of revenues, general and administrative expenses decreased from 2.2% for the second quarter of 2009 to 1.5% for 2010.

General and administrative expenses increased by US$0.5 million, or 61.1%, from US$0.8 million for the first half of 2009 to US$1.3 million for the first half of 2010. The increase was primarily due to increased professional and other various expenses associated with maintaining the public company status in the United States.  As a percentage of revenues, general and administrative expenses increased from 1.5% for the first half 2009 to 1.7% for the first half of 2010.

Operating Income

As a result of the factors discussed above, our operating income increased by US$1.5 million, or 63.5%, from US$2.4 million for the second quarter of 2009 to US$3.9 million for the second quarter of 2010. As a percentage of revenues, our operating income increased from 8.5% for the second quarter of 2009 to 8.8% for 2010.

Our operating income increased by US$1.7 million, or 39.8%, from US$4.3 million for the first half of 2009 to US$6.0 million for the first half of 2010. As a percentage of revenues, our operating income increased from 8.1% for the first half of 2009 to 8.2% for the first half of 2010.

Interest Expense

Interest expense increased by USD$65,948, or 100.0%, from US$65,667 for the second quarter of 2009 to US$131,615 for the second quarter of 2010. The increase in interest expense was the result of increase in the level of our loan financing.

 Interest expense increased by USD$186,412, or 283.8%, from US$65,667 for the first half of 2009 to US$252,079 for the first half of 2010. The increase in interest expense was the result of increase in the level of our loan financing.

Provision for Income Taxes

Provision for income taxes increased US$0.6 million, or 124%, from US$0.4 million for the second quarter of 2009 to US$1.0 million for the second quarter of 2010. This increase in the provision for income taxes was primarily attributable to the increase in our pre-tax income by 64.4% over 2009.

Provision for income taxes increased US$0.7 million, or 65.7%, from US$0.9 million for the first half of 2009 to US$1.6 million for the first half of 2010. This increase in the provision for income taxes was primarily attributable to the increase in our pre-tax income by 36.2% over 2009. Our effective tax rates were 27.7% in 2010 and 23% in 2009.

Net Income

As a result of the foregoing, net income increased by US$0.9 million, or 52.7%, from US$1.7 million for the second quarter of 2009 to US$2.6 million for 2010.

Net income increased by US$0.9 million, or 26.9%, from US$3.2 million for the first half of 2009 to US$4.1 million for the first half of 2010.

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

We estimate $8.1 million will be needed in the fiscal 2010 to fund the construction projects for new manufacturing facilities and the improvement and upgrades of our existing manufacturing facilities. In addition, we intend to reserve approximately $5.3 million for future acquisitions.

On May 18, 2010, Xingyuan acquired 52% ownership of Rongcheng Mashan Marine Bunker Company (“Mashan”), for a total consideration of RMB3.64 million (approximately $0.53 million) in cash, which was fully paid in May 2009.

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

We maintain a revolving line of credit with Shenzhen Development Bank Co., Ltd. in the amount of up to RMB60 million (US$8.6 million). The term of the loan is six months at the interest rate of 5.84% per annum. The loan agreement contemplates a 50% penalty interest in the event of our failure to repay the note in a timely manner. As of June 30, 2010, we had no borrowing on this line of credit.

As of June 30, 2010, we had cash of US$13.4 million in our bank accounts and a working capital surplus of $27.4 million. The increase in our cash balance as at June 30, 2010 reflects proceeds received from a successful IPO of $20 million.  Regarding our current level of borrowing, see the discussion below on our existing short-term notes. There is no seasonal fluctuation in our borrowing requirements.

The following table sets forth a summary of our cash flows for the periods indicated:

	As of June 30,
	2010	2009
Cash flow data:
Net cash provided by (used in) operating activities	$(2,111,942)	$2,048,438
Net cash used in investing activities	(1,035,978)	(1,234,004)
Net cash provided by (used in) financing activities	14,891,953	(876,779)
Effect of exchange rate on cash	143,771	6,775
Net changes in cash	11,887,804	(55,570)
Cash at beginning of period	1,539,009	4,923,913
Cash at end of period	$13,426,813	$4,868,343

Operating Activities

Net cash used in operating activities for six months ended June 30, 2010 was US$2.1 million, which was primarily as a result of the following factors: (1) net income of US$4.0 million, (2) a decrease in accounts receivable of US$0.3 million as a result of increased revenue in cash, (3) an increase in inventories of US$3.7 million resulting from inventory rebuilding in order to meet increasing demand, as discussed below, (4) an increase in advances to suppliers of $3.2 million, (5) an increase in other receivables of US$0.1 million, (6) an increase in advance from customers of US$1.6 million due to increased revenue, (7) a decrease in accounts payable of US$0.4 million in line with increased purchasing, and (8) a decrease in other payable of US$0.2 million.

The increase in our inventories at June 30, 2010 reflects both our increased sales and inventories established to meet the requirements of expanding sales network.  As a result, we need more inventories to keep all outlets running to generate revenue growth for the second quarter of 2010.

Net cash provided by operating activities for the six months ended June 30, 2009 was US$2.05 million, which was primarily attributable to the following factors: (1) net income of US$3.19 million, (2) an increase in accounts receivables of US$0.76 million as a result of increased revenue, (3) an increase in inventories of US$3.19 million resulting from inventory rebuilding in order to meet increasing demand, (4) a decrease in other receivables of US$1.19 million, (5) an increase in advances to suppliers of US$0.88 million in line with the policy of inventory rebuilding, (6) an increase in tax payable of US$0.61 million due to increased revenue and earnings, and (7) an increase in other payable of US$0.91 million.

Investing Activities

Cash used in investing activities was US$1.1 million for the six months ended June 30, 2010, which was attributable to (1) consideration paid for acquisition of Mashan of US$0.5 million, (2) expenditures in construction projects of US$0.5 million to expand the production capacity in Nanlian, Zhejiang province, (3) expenditures in purchase of property and equipment of US$0.1 million, and (4) collection of related party receivables of $0.1 million.

Cash used in investing activities was US$1.23 million for the six months ended June 30, 2009, which was attributable to (1) consideration paid for acquisition of Xingshan Nanlian of US$2.21 million, (2) US$1.52 million certificate of deposits collected back from Shanghai Pudong Development Bank, (3) expenditures in construction projects of US$4.90 million to expand the production capacity in Donggang, Liaoning province, and (4) collection of related party receivables of $4.36 million.

Financing Activities

Cash provided by financing activities was US$15 million for the six months ended June 30, 2010. It consists of capital contributions from shareholders, borrowings from and repayments to our short-term notes and proceeds from our IPO. In the six months ended June 30, 2010, the cash used to repay the bank loans was US$5.1 million.

Cash used in financing activities was US$0.88 million for the six months ended June 30, 2009, due to repayment of short term loans.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term notes. Although the interest rates on our short-term notes are fixed during their respective terms, the terms are typically 12 months or less and interest rates are subject to change upon renewal. The interest rates on our short-term notes are determined by reference to the benchmark interest rates set by the People’s Bank of China, or the PBOC. Since April 28, 2006, the PBOC has increased the benchmark interest rate of RMB bank notes with a term of 6 to 12 months 12 times, seven consecutive increases followed by five consecutive decreases, by 0.27% on most occasions. As a result, from 2006 to the six months ended June 30, 2010, the benchmark interest rate for these RMB bank notes increased from 5.85% to 7.47% then decreased to 5.31% and the interest rate applicable to us increased from 6.696% to 8.217% then decreased to 5.31% over the same period. Any future increase in the PBOC’s benchmark interest rate will result in an increase in our interest expenses. A 1.0% increase in the annual interest rates for all of our credit facilities as of June 30, 2010 would decrease income from continuing operations before income taxes by approximately RMB87,500($12,802) for the quarter ended June 30, 2010. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Rate Risk

Although the conversion of the RMB is highly regulated in China, the value of the RMB against the value of the U.S. dollar (or any other currency) may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under the currency policy in effect in China today, the RMB is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this currency policy, and if such liberalization occurs, the value of the RMB could appreciate or depreciate against the U.S. dollar.

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
	Renminbi per U.S. Dollar Noon Buying Rate
	Average(1)	High	Low	Period-End
Year ended December 31,
2004(1)	8.2768	8.2774	8.2764	8.2765
2005(1)	8.1826	8.2765	8.0702	8.0702
2006(1)	7.9579	8.0702	7.8041	7.8041
2007(1)	7.5806	7.8127	7.2946	7.2946
2008(1)	6.9193	7.2946	6.7800	6.8225
2009(1)(2)	6.8408	6.8430	6.7880	6.8372
For the months of
January 2010	6.8346	6.8295	6.7836	6.8369
February 2010	6.8376	6.8336	6.7941	6.8367
March 2010	6.8359	6.8268	6.8136	6.8361
April 2010	6.8328	6.8280	6.7471	6.8358
May 2010	6.8365	6.8315	6.8000	6.8315
June 2010	6.8309	6.8233	6.7616	6.8086
July 2010	6.7861	6.7813	6.7595	6.789
August 2010(2)	6.7827	6.7745	6.7547	6.7852

(1)  The average rate of exchange is calculated using the average of the exchange rates on the last day of each month during the period.

(2)  Through August 4, 2010.

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

Item 4T.    Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms.

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

Item 1A.            Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, the Company issued 5,000 unregistered shares of common stock to RedChip Companies, Inc. for consulting services with regard to investor relations. This transaction was exempt from the registration requirement of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) under the Act, as the recipient is an “accredited investor” as defined in the Act.

The Company did not repurchase any of its equity securities during the same fiscal period.

Item 3.               Defaults Upon Senior Securities

N/A.

Item 4.               Removed and Reserved

Item 5.               Other Information

None.

Item 6.               Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Andatee China Marine Fuel Services Corporaiton

Date: August 12, 2010	By:	/s/ An Fengbin
An Fengbin President, Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2010	By:	/s/ Wen Tong
Wen Tong, Chief Financial Officer
(Princial Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

3.1(i)	Certificate of Incorporation(1).

3.1.1(i)	Amendment to the Certificate of Incorporation(1).

3.1(ii)	By-Laws(1).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(1)           Incorporated by reference to the exhibit with the same number to the Company’s Registration Statement on Form S-1 (SEC File No. 333-161577) effective as of January 25, 2010.