Form 10-Q
period 2010-09-30
Andatee China Marine Fuel Services Corp
filed 2010-11-12
CIK 1469606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to  _____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 5, 2010, the Company had 9,610,159  shares of its common stock, par value $0.001 per share, issued and outstanding.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

Table of Contents

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
COMBINED AND CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$17,226,312	$1,539,009
Accounts receivable, net	3,907,903	2,515,403
Other receivables, net	3,990,877	1,307,474
Inventories	13,542,957	13,302,530
Advances to suppliers	12,241,678	7,691,266
Related party receivable	-	122,667
Deferred expense	13,659	150,943
Deferred tax assets	115,084	112,743
Total current assets	51,038,470	26,742,035
Property, plant and equipment, net	14,457,969	10,441,246
Construction in progress	11,712,475	632,202
Intangible assets, net	2,806,852	2,691,974
Goodwill	1,141,139	1,117,923
Restricted cash	11,212,135	-
Total assets	$92,369,040	$41,625,380

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,272,349	$565,802
Short-term loan	4,478,136	10,238,109
Taxes payable	11,392,451	11,001,715
Advances from customers	3,454,849	456,715
Dividends payable	236,676	231,861
Bank notes payable	22,693,002	-
Other payable	1,099,516	287,914
Total current liabilities	44,626,979	22,782,116
Total liabilities	44,626,979	22,782,116
Commitments and contingencies

Equity
Stockholder’s equity of the Company
Common stock: par value $.001; 50,000,000 shares authorized; 9,610,159 and 6,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively	9,610	6,000
Additional paid-in capital.	29,590,066	9,533,619
Other comprehensive income	1,387,111	488,640
Retained earnings	14,231,373	7,543,994
Total stockholders' equity of the Company	45,218,160	17,572,253
Noncontrolling interest	2,523,901	1,271,011
Total equity	47,742,061	18,843,264
Total liabilities and equity	$92,369,040	$41,625,380

The accompanying notes are an integral part of these combined and consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$57,530,234	$32,222,181	$131,364,805	$85,302,493
Cost of revenues	51,776,440	28,455,458	116,758,501	75,126,689
Gross profit	5,753,794	3,766,723	14,606,304	10,175,804
Operating expenses
Selling expenses	1,210,861	970,832	2,684,739	2,226,554
General and administrative expenses	703,263	446,277	2,004,308	1,253,947
Total operating expenses	1,914,124	1,417,109	4,689,047	3,480,501
Income from operations	3,839,670	2,349,614	9,917,257	6,695,303
Other income (expense)
Interest expense	(330,813)	(60,192)	(582,892)	(125,859)
Other expense	(47,358)	(5,877)	(45,501)	(7,470)
Total other income (expense)	(378,171)	(66,069)	(628,393)	(133,329)
Net income before tax provision	3,461,499	2,283,545	9,288,864	6,561,974
Tax provision	713,577	678,026	2,327,977	1,652,428
Net income	2,747,922	1,605,519	6,960,887	4,909,546
Net income attributable to the noncontrolling interest	107,717	83,856	273,508	197,859
Net income attributable to the Company	$2,640,205	$1,521,663	$6,687,379	$4,711,687
Foreign currency translation adjustment	752,872	18,504	898,471	33,046
Comprehensive income attributable to the Company	3,393,077	1,540,167	7,585,850	4,744,733
Comprehensive income attributable to the noncontrolling interest	107,717	83,856	273,508	197,859
Comprehensive income	$3,500,794	$1,624,023	$7,859,358	$4,942,592
Basic and diluted weighted average shares outstanding	9,758,821	6,000,000	9,265,175	6,000,000
Basic and diluted net earnings per share	$0.27	$0.25	$0.72	$0.79

The accompanying notes are an integral part of these combined and consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income attributable to the Company	$6,687,379	$4,711,687
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	273,508	197,859
Option issued for services	204,953	-
Depreciation	428,433	132,583
Amortization	51,580	51,889
Loss on disposal of property, plant and equipment	52,348	-
Changes in operating assets and liabilities:
Accounts receivable	(1,393,253)	(1,017,051)
Inventories	(205,840)	(7,523,522)
Other receivables	(2,679,407)	2,259,089
Advances to suppliers	(3,953,279)	(33,281)
Prepaid expense	149,767	(17,180)
Accounts payable	706,547	1,223,820
Salary and accrued benefit payable	-	(491)
Advances from customers	2,029,867	874,541
Taxes payable	385,093	421,652
Other payable	601,225	671,993
Net cash provided by operating activities	3,338,921	1,953,588
Cash flows from investing activities
Consideration for acquisition	(1,060,002)	(2,209,715)
Cash acquired by acquisition	1,253,277	-
Certificate of deposit	(11,212,135)	1,519,910
Purchase of property and equipment	(2,774,406)	(69,128)
Construction contracts	(11,737,994)	(6,872,804)
Payment received from related party	122,667	4,918,031
Net cash used in investing activities	(25,408,593)	(2,713,706)
Cash flows from financing activities
Proceeds from shareholders	19,989,504	-
Proceeds from short term loans	4,478,136	7,307,260
Repayment of short term loans	(10,238,109)	-
Collection from (payment to) escrow account for bank notes	-	6,722,679
Proceeds from bank notes	22,693,002	-
Repayment of bank notes	-	(13,445,359)
Net cash provided by financing activities	36,922,533	584,580
Effect of exchange rate on cash	834,442	11,824
Net increase in cash and cash equivalents	15,687,303	(163,714)
Cash and cash equivalents, beginning of period	$1,539,009	$4,923,913
Cash and cash equivalents, end of period	$17,226,312	$4,760,199
Supplemental cash flow information:
Cash paid during the period for:
Interest	$634,285	$302,471
Income taxes	$1,964,324	$973,229

The accompanying notes are an integral part of these combined and consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009

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

As a result of the above, the accompanying combined and consolidated financial statements contain:

•
for the period from October 28, 2008 to March 26, 2009, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary (adjusted for the effects of the August, 2009 recapitalization with Andatee) combined with those of Xingyuan and its subsidiaries; and

•
for the period from March 26, 2009 to September 30, 2010, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary (adjusted for the effects of the August, 2009 recapitalization with Andatee) consolidated with those of its VIE, Xingyuan, and its subsidiaries.

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

2010 Business Acquisition

In May 2010, Xingyuan acquired 52% equity interest of Rongcheng Mashan Xingyuan Marine Bunker Co., Ltd. (“Mashan”), furthermore, in July 2010, Xingyuan acquired 52% ownership of Hailong Petrochemical Co., Limited (“Hailong”) (see more details in Note 3 “Business Acquisitions”).

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

For the nine months ended September 30, 2010 and 2009, foreign currency translation adjustments of $898,47 and $33,046, respectively, have been reported as accumulated other comprehensive income in the consolidated statements of changes in the stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash

In accordance with FASB ASC Topic 210 (originally Accounting Review Board (“ARB”) No. 43, Chapter 3A “Current Assets and Current Liabilities”), cash which is restricted as to withdrawal is considered a non-current asset.  As of September 30, 2010, the Company has $17,226,312 cash on hand and $NIL cash equivalents. As of September 30, 2010, the Company has $11,212,135 in Restricted Cash.

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed (See Note 4).

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

As of September 30, 2010, all of the Company’s cash was on deposit at financial instructions in the PRC where there is currently no regulation requiring such financial institutions to maintain  insurance to cover bank deposits in the event of bank failure.

For the nine months ended September 30, 2010 and 2009, one of the Company’s customers accounted for 10.9% and 13.8%, respectively, of the Company’s total revenues.

For the nine months ended September 30, 2010, 33.6% and 24.3% of the Company’s raw materials came from two suppliers. The advances to these two suppliers were $1,954,234 and $965,235 at September 30, 2010, respectively.

As of September 30, 2010, the Company maintained a balance of $12,241,678 with theses two suppliers which was non-interest bearing and unsecured.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360 (originally Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of September 30, 2010 and December 31, 2009, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. The Company performs its impairment test at the end of every fiscal year on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable

The Company determined that there was no impairment of goodwill as of September 30, 2010.

Intangible Assets

Intangible assets consist mainly of land use rights and software. The intangible assets are amortized using straight-line method over the life of the rights and assets.

The details of land use rights are as follows:

Location	Land Size	Amount	Terms
	(square meter)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$2,243,920	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$577,121	July 16, 2008 – May 15, 2058
Mashan Village, Chengshan Town, Shandong Province	3,659.57	$111,465	Government assignment
Total Land Use Rights		$2,932,506

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

Noncontrolling interest represents a 37% equity interest in Nanlian, a 10% equity interest in Xinfa and a 48% equity interest in Mashan and Hailong, respectively, for the minority owners.

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

The Company contributed $27,892, and $ 23,200 for the nine months ended September 30, 2010 and 2009, respectively.

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

The purchase price of the Mashan acquisition was allocated to the acquired net assets based on their estimated fair values appraised by an independent valuation expert. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Mashan
Property and equipment	$1,095,512
Payables	(67,400)
Noncontrolling interests	(493,494)
Net Assets Acquired	$534,618

Total purchase price	$534,618

On July 20, 2010, we entered into an agreement with Zhao Guohua and Niu Jianfu to acquire 52% ownership of its wholly own subsidiary, Hailong Petrochemical Co., Limited (“Hailong”). Hailong was established in Shandong province, People’s Republic of China (the “PRC”) on April 23, 2001 with registered capital of RMB 6.66 million. The principal activities of Hailong are wholesale and retail of marine fuel products of 180CST, 120CST, lubricants, etc.

The acquisition price was RMB3.46 million (approximately $0.51million) consisted entirely of cash and was paid in full in August 2010. The acquisition of Hailong was accounted for using the purchase accounting. The financial positions and results of operations of Hailong have been included in our consolidated financial statements since the acquisition date together with the 48% noncontrolling interest that we did not acquire.

The purchase price of the Hailong acquisition was allocated to the acquired net assets based on their estimated fair values appraised by an independent valuation expert. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Hailong
Cash and cash equivalents	$1,253,277
Advance to suppliers	597,133
Inventory	34,587
Other receivables	12,609
Deferred expense	12,483
Property and equipment	63,257
Current liabilities	(979,034)
Noncontrolling interests	(477,746)
Net assets acquired	$516,566

Total purchase price	$516,566

The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the acquisition of the 52% equity interest in Hailong had occurred as of January 1, 2009. The unaudited pro forma financial information is not necessarily indicative of what the Company’s combined results of operations actually would have been had it completed the acquisition at January 1, 2009. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations after the acquisition of Hailong.

For the Nine Months Ended September 30, 2010

	Historical
	The Company	Hailong	Adjustment	Pro-forma
Revenues	$131,364,805	$5,373,265	$-	$136,738,070
Income from operations	$9,917,257	$18,277	$-	$9,935,534
Net income attributable to the Company	$6,687,379	$12,426	$-	$6,699,805
Pro forma basic earnings per share attributable to the Company				$0.72	*
Pro forma diluted earnings per share attributable to the Company				$0.72	*

For the Nine Months Ended September 30, 2009

	Historical
	The Company	Hailong	Adjustment	Pro-forma
Revenues	$85,302,493	$385,612	$-	$85,688,105
Income from operations	$6,695,303	$5,518	$-	$6,700,821
Net income attributable to the Company	$4,711,687	$3,125	$-	$4,714,812
Pro forma basic earnings per share attributable to the Company				$0.79	*
Pro forma diluted earnings per share attributable to the Company				$0.79	*

*
Pro forma basic net income per common share is computed using the pro forma weighted average number of common shares outstanding during the periods (9,265,175 shares and 6,000,000 shares for the 9 months ended September 30, 2010 and 2009, respectively). Pro forma diluted net income per share is computed using the pro forma weighted average number of common shares and common share equivalents outstanding during the periods (9,265,175 shares and 6,000,000 shares for the nine months ended September 30, 2010 and 2009, respectively, and no shares equivalents).

The pro forma adjustments represent no inter-company sales from Xingyuan to Hailong.

4.           Accounts Receivables

The Company’s account receivables at September 30, 2010 and December 31, 2009 are summarized as follows:

	As of
	September 30,	December 31,
	2010	2009

Trade accounts receivables	$3,944,895	$2,551,642
Allowances for doubtful accounts	(36,992)	(36,239)
Accounts receivables, net	$3,907,903	$2,515,403

5.           Other Receivables

The Company’s other receivables at September 30, 2010 and December 31, 2009 are follows:

	As of
	September 30,	December 31,
	2010	2009

Other receivables	$4,414,222	$1,722,206
Allowances for doubtful accounts	(423,345)	(414,732)
Other receivables	$3,990,877	$1,307,474

6.           Inventories

Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	As of
	September 30,	December 31,
	2010	2009

Marin Fuel	$13,510,656	$13,298,794
Other consumables	32,301	3,736
Total	$13,542,957	$13,302,530

As of September 30, 2010 and December 31, 2009, $3,076,759 and $5,022,679, respectively, of Dalian Xingyuan’s inventory has been pledged as the collateral for a loan from Shenzhen Development Bank (“SD Bank”).

7.           Property Plant and Equipment

The Company’s property, plant and equipment at September 30, 2010 and December 31, 2009 are as follows:

	As of
	September 30,	December 31,
	2010	2009

Property and buildings	$14,633,662	$10,226,544
Laboratory equipment	332,461	336,412
Boiler equipment	225,982	227,756
Marine bunker	210,849	206,559
Transportation vehicles	540,380	529,386
Office equipment	18,150	34,891
Electronic equipment	52,119	49,895
Total	16,013,603	11,611,443
Less: Accumulated depreciation	(1,555,634)	(1,170,197)
Net Value	$14,457,969	$10,441,246

The depreciation expenses were $428,433 and $132,583 for nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, $1,164,428 of Xingyuan’s property has been pledged as the collateral for a loan from Huaxia Bank (“Huaxia Bank”).

8.           Construction in Progress

The Company’s construction in progress at September 30, 2010 and December 31, 2009 are summarized as follows:

	As of
	September 30,	December 31,
	2010	2009

Construction in progress, cost	$11,712,475	$632,202
Total	$11,712,475	$632,202

The construction projects as of September 30, 2010 and December 31, 2009 were constructions to build facilities to expand production capacity in Donggang, Panjin, Dongying and Nanlian. Balances represent mainly construction expenditures and equipment cost.

The following table states costs incurred as each of the balance sheet date presented:

	As of
	September 30,	December 31,
	2010	2009

Berth and berth improvement	$6,796,581	$437,109
Oil blending and storage tank	4,915,894	195,093
Total	$11,712,475	$632,202

9.           Intangible Assets

	As of
	September 30,	December 31,
	2010	2009

Land use rights	$2,932,506	$2,763,649
Software	4,479	4,388
Total	2,936,985	2,768,037
Less: accumulated amortizations	(130,133)	(76,063)
Intangible assets, net	$2,806,852	$2,691,974

Nanlian’s land use rights of $2,243,920 have been pledged as collateral for a loan from Baotou Commerce Bank as of September 30, 2010.

Donggang Xingyuan’s land use rights of $577,121 have been pledged as collateral for a loan from Huaxia Bank as of September 30, 2010.

Amortization expenses for the nine months ended September 30, 2010 and 2009 were $51,580 and $51,889, respectively.

10.          Restricted Cash

	September 30,	December 31,
	2010	2009

Escrow account	$11,212,135	$—
Total	$11,212,135	$—

According to the bank’s credit policy, the Company is required to deposit 50% of total BAC credit applied into the Escrow Account as guarantee. Upon the maturity of the BAC, the Company is required to deposit another 50% into the Escrow Account to clear the account.

 11.         Related Party Transactions

The amounts due from related parties were as follows:

	As of
	September 30,	December 31,
	2010	2009

Amount due from An Fengbin	-	122,667
Total	$-	$122,667

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

In March 2010, Donggang Aquatic Product Trading Center and Donggang Xingyuan Ship Repair Yard repaid the amount in full to the Company.

12.          Short Term Loans

	Interest Rate
	(Per Annum)	09-30-10	12-31-09	Terms
SD Bank	5.84%	$-	$1,462,587	December 9, 2009 – June 9, 2010
SD Bank	4.86%	-	1,901,363	December 11, 2009 – June 11, 2010
SD Bank	4.86%	-	1,755,104	December 15, 2009 – June 15, 2010
SPD Bank	5.31%		2,193,881	November 30, 2009 – July 27, 2010
SPD Bank	5.84%		1,023,811	August 27, 2009 – July 27, 2010
Baotou Commerce Bank	5.84%	1,940,849	1,901,363	August 5, 2010 – July 15, 2011
Huaxia Bank	6.37%	2,537,287		August 12, 2010 – August 12, 2011
Total		$4,478,136	$10,238,109

13.          Bank Notes Payable

From July to September in 2010, the Company executed credit facilities with Shenzhen Development Bank (“SD Bank”) and Yingkou Bank (“YK Bank”) that provided for working capital in the form of bank acceptance notes. Borrowings under the credit facility were made at bankers’ acceptance.

Beneficiary	Endorser	Origination Date	Maturity Date	Amount
Panjin Dalian Group	SD Bank	07-15-2010	01-15-2011	$4,777,474
Panjin Dalian Group	YK Bank	08-31-2010	03-03-2011	8,360,580
Panjin Dalian Group	YK Bank	09-02-2010	04-02-2011	9,554,948
Total				$22,693,002

Borrowings under this credit facility are made on a when-and-as-needed basis at the Company’s discretion. 5,000 tons of marine fuel was pledged to be served as collateral against credit default.

14.          Stock Options

Under the Company’s 2009 Equity Incentive Plan, a total of 5,000,000 shares of common stock have been reserved for grants of stock-based awards. As of September 30, 2010 we have granted a total of 173,125 options pursuant to the Plan.

On July 14, 2010, the Company granted a total of 160,000 options to two executive officers. The options have a 3-year life and a per share exercise price equal to $4.27 which is the fair market value of the stock on the date of grant. Of which, 60,000 options are immediately exercisable and the remaining will vest on each anniversary date of the grant over the next two years in the increment of 50,000 shares. The Company recognized $141,020 as stock based compensation in relation to this issuance for the three months ended September 30, 2010.

On January 25, 2010, the Company granted 13,125 options from the Plan to its directors. The options have a 3-year life and with an exercise price of $6.30 per share. The stock options granted become exercisable (“vested”) immediately upon the grant date. The Company recognized $40,738 as related stock based compensation during the three months ended March 31, 2010.

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

The weighted-average assumptions and value of options granted for the three and nine months ended September 30, 2010 are summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Expected volatility	93%	86%
Risk-free interest rate	1.13%	1.05%
Expected dividend yield	-%	-%
Expected life (in years)	3.25	3.00
Weighted-average estimated value	$2.60	$2.41

(1)
Expected Volatility:   The expected volatility is computed based on the standard deviation of the continuously compounded rate of return of days when the stock price changed over the past four years. Since the Company’s shares were not publicly traded until January 2010, the expected volatility was calculated based on the average volatilities of three comparable publicly listed companies.

(2)	Risk Free Rate: The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponds to the expected term of the option calculated on the granted date.

(3)	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

(4)	Expected Life: The expected life was determined based on the option’s contractual term and employees’ expected early exercise and post-vesting employment termination behavior.

Stock compensation expense was recognized based on awards expected to vest.  There was no estimated forfeiture as the Company has a short history of issuing options.  FASB ASC Topic 718 requires forfeiture to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The following is a summary of the stock options activity as of September 30, 2010:

	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2009	-	$-
Granted	173,125	$2.41
Forfeited	-	$-
Exercised	-	$-
Balance at September 30, 2010	173,125	$2.41

15.          Initial Public Offering

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

The combined and consolidated financial statements, including share and per share amounts, include the effects of the IPO because it was completed at January 26, 2010. Costs directly associated with the Company’s IPO have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital as of September 30, 2010. The Company filed its initial Form S-1 with the SEC on August 27, 2009 and closed its IPO on March 4, 2010.

16.          Restricted Net Assets

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

 Amounts restricted include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIE as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$2,108,000 and US$2,065,000 as of September 30, 2010 and December 31, 2009, respectively; therefore in accordance with Rules 504 and 4.08 (e) (3) of Regulation S-X, the condensed parent company only financial statements as of March 31, 2010 and December 31, 2009, for each of the years in the period ended September 30, 2010 and December 31, 2009 are disclosed in Note 17.

 17.         Taxes Payable

Taxes Payable as of September 30, 2010 and December 31, 2009 were made up of the followings:

	September 30, 2010	December 31, 2009
Income Tax Payable	$3,454,085	$3,248,283
VAT Payable	7,767,010	7,504,252
Other Tax Payable	171,356	249,180
Total	$11,392,451	$11,001,715

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

The Group’s PRC entities are subject to Chinese new Enterprise Income Tax(“EIT”) of 25% effective January 1, 2008.  Prior to 2008, the EIT rate was 33%.  Donggang Xingyuan was granted a special tax exemption by Donggang City whereby 20% of its paid EIT will be refunded to the Company.

No provision for US tax is made as the Company has no assessable income in the US for the nine months ended September 30, 2010 and 2009. The Corporation income tax of US is 35%.

18.          Fixed Asset Disposition

In September 2010, the Company identified certain assets that were no longer in use or held for use and disposed of the foresaid assets. The details of the disposal are displayed as follows:

Asset Item	Historical Cost	Net Value	Proceeds on Disposal	Loss on Disposal
Production and office equipment	$105,031	$52,348	$-	$(52,348)

19.          Commitment and Contingency

Lease Obligation

The Company has entered into several tenancy agreements for the lease of storage facilities, offices premises and berth use rights. The Company’s commitment for minimum lease payments under these operating leases for the next five years and thereafter is as follows:

For the year 2010	95,743
For the year 2011	496,753
For the year 2012	—
For the year 2013	—
Thereafter	—
Total	$731,305

Rental expenses, including storage tank leasing charges and office rental charges, were approximately $385,663 and $393,801, for nine months ended September 30, 2010 and 2009, respectively, and were charged to the statement of operations as incurred.

Share Purchase Agreement

In December 2008, the Company entered into a share purchase agreement with Chen Weiwen to purchase its 63% ownership of Xiangshan Yongshinanlian Petroleum Company, according to the foresaid agreement, the Company is bound to pay RMB 8,880,000 (approximately $1.3 million) for the remaining 37% ownership of Nalian to Mr. Chen upon his request after the year of 2010.

Litigation and Claims

On January 16, 2008, Xingyuan obtained a judgment in its favor in the sales contract dispute at the trial court level against Yantai Development Zone Fuchang Bunker Co., Ltd. (“Fuchang”). Under this judgment for specific performance, Fuchang is required to deliver approximately 163 tons of marine fuel to Xingyuan within 20 days following the court decision or to pay to Xingyuan a restitution amount of RMB 791,473 (approximately $116,000) plus legal expenses of the lawsuit of RMB 16,510 (approximately $2,400). There have not been any material developments on this matter as of the date hereof.

On May 6, 2008, Xingyuan, obtained a judgment in a contractual dispute in its favor against Dalian Dafangshen Ocean Fishery Co., Ltd. (“Dafangshen”) in the amount of RMB 1,431,487 (approximately $209,000) and the penalty of approximately RMB 1,000,000 (approximately $146,000). Dafangshen did not appeal the judgment and, therefore, the Company intends to collect on this judgment to the full extent permissible under the PRC law.  There have not been any material developments on this matter as of the date hereof.

In September 2008, in a separate joint-cooperation contract dispute by and between Dalian Xingyuan and Fuchang, Fuchang obtained a judgment against Dalian Xingyuan following a trial in the amount of RMB1,000,000. On August 15, 2009, the people’s court of first instance formed a new collegial panel and rendered its judgment in favor of Dalian Xingyuan, as a result of which judgment Dalian Xingyuan will not be required to pay the RMB1,000,000 penalty to Fuchang.  Fuchang has appealed the verdict and lost on the appeal with the people’s court, thereby exhausting all of its appeals in this matter. Dalian Xingyuan is in the process of enforcing and collecting upon the judgment in this matter.  There have not been any material developments on this matter as of the date hereof.

20.          Subsequent Events

On October 11, 2010, Dalian Xingyuan obtained bank acceptance notes of RMB 40 million (approximately $6.0million) with Huaxia Bank by depositing RMB 12 million (approximately $2.2 million) in advance for six months, maturing on April 11, 2011.

On July 14, 2010, the Company approved to increase the number of options to be granted to independent directors on the Board of Directors of the Company as a part of their respective director compensation. The grant date is October 25, 2010 for all three independent directors; the exercise price of such options was $4.97 per share, the closing price of the Company’s securities on the grant date. The Company granted a total of 39,000 options to such independent directors.

21.          Parent Company Only Condensed Financial Information

Condensed Balance Sheets

	As of
	September 30,	December 31,
	2010	2009

ASSETS
Noncurrent assets
Investment in subsidiaries	45,218,160	17,572,253
Total noncurrent assets	45,218,160	17,572,253
Total assets	$45,218,160	$17,572,253
LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies	—	—
Stockholders' equity
Common stock; par value $0.001; 50,000,000 shares authorized; 9,605,159 and 6,000,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009 respectively	9,610	6,000
Additional paid in capital	29,590,066	9,533,619
Retained earnings (Deficit)	14,231,373	7,543,994
Other comprehensive income	1,387,111	488,640
Total stockholders’ equity	45,218,160	17,572,253
Total liabilities and stockholders' equity	$45,218,160	$17,572,253

Condensed Statements of Income:
	As of
	September 30,	September 30,
	2010	2009

Operating income
Equity in profit of subsidiaries & VIE	6,687,379	4,711,687
Net income attributable to the Company	6,577,687	4,711,687

Condensed Cash Flow Statements

	As of
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$6,687,379	$4,711,687
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in profit of subsidiaries & VIE	(6,687,379)	(4,711,687)
Net cash provided by operating activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

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

Accounts Receivables

During the normal course of business, we extend to some of our customers interest-free unsecured credit for an initial term of 30 - 60 days, depending on a customer’s credit history, as well as local market practices. Our accounts receivable turnover in days for the nine months ended September 30, 2010 and 2009 were 6.7 and 6.5 days, respectively. We review our accounts receivables quarterly and determined the amount of allowances, if any, necessary for doubtful accounts. Historically, we have not had any bad debt write-offs and, as such, we do not provide an arbitrary reserve amount for possible bad debts based upon a percentage of sales or accounts receivable balances. Rather, we review our accounts receivable balances to determine whether specific reserves are required due to such issues as disputed balances with customers, declines in customers’ credit worthiness, or unpaid balances exceeding agreed-upon terms. Based upon the results of these reviews, we determine whether a specific provision should be made to provide a reserve for possible bad debt write-offs.

In addition, we also communicate with our customers each month to identify any potential issues and reassess our credit limits and terms with them based on their prior payment history and practice. We also plan to continue building upon our existing relationships and history with each of our customers to assist us in the full and timely collection of outstanding payments.

As of September 30, 2010 and December 31, 2009, we had outstanding accounts receivable totaling US$3.94 million and US$2.55 million, respectively, among which we identified and provided for doubtful debts of US$36,992 and US$36,239, respectively. We believe that the remaining outstanding amounts will be collected pursuant to the terms, conditions, and within the time frames agreed upon between our customers and us primarily due to the enhanced collection measures.

During the reported periods, we did not experience any material difficulties relating to distributor payments and our only bad debt write off recorded in 2009 and included in other expense related to certain 2007 advances to suppliers which we determined to be unrecoverable.

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

Determination of Functional Currencies

Our reporting currency is the U.S. dollar. The functional currency of Andatee and Goodwill are the U.S. dollar. The functional currency of our PRC subsidiary, our VIE and its subsidiaries in China is the RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in the determination of the functional currency which is made by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of our subsidiary and VIE entities in China are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the current exchange rate in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of September 30, 2010 and 2009 was a gain of $898,471 and $33,046, respectively.

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

We carry out all of our business through our Hong Kong subsidiary, Goodwill, and its wholly-owned Chinese subsidiary, Fusheng, and Fusheng’s variable interest entity (VIE), Dalian Xingyuan, and Dalian Xingyuan’s subsidiaries (Dalian Xingyuan and its subsidiaries collectively referred to as the VIE entities).  Through these VIE entities, we are engaging in the production, storage, distribution and wholesale purchases and sales of blended marine fuel oil for cargo and fishing vessels with operations mainly in Liaoning, Shandong and Zhejiang Provinces in People’s Republic of China (PRC).  Our operations in China are conducted through our VIE, Dalian Xingyuan Marine Bunker Company, Ltd. and its four subsidiaries: Donggang Xingyuan Marine Bunker Company, Ltd. (located in Dandong City, Liaoning Province, and established in April 2008 under the laws of the PRC), Xiangshan Yongshi Nanlian Petrol Company, Ltd. (located in Xiangshan City, Zhejiang Province, and established in May 1997 under the laws of the PRC), Rongcheng Xinfa Petrol Company, Ltd. (located in Rongcheng City, Shandong Province, and established in September 2007 under the laws of the PRC), Rongcheng Mashan Xingyuan Marine Bunker Company, Ltd. (located in Rongcheng City, Shandong Province, and established in April 2010 under the laws of the PRC), Hailong Petrochemical Co., Ltd. (located in Tianjin City, established in April 2001 under the laws of the PRC) .  We compete by providing our customers value added benefits, such as single-supplier convenience, competitive pricing, logistical support and fuel quality control.

Currently, we sell approximately 61.7% of our products through distributors and approximately 38.3% to retail customers. Our products are substitutes for diesel used throughout east coast of China fishing industry by small to medium sized cargo vessels. Our core facilities include storage tanks, berths (the space allotted to a vessel at the wharf), marine fuel pumps, blending facilities and tankers. Our sales network covers major depots along the towns of Dandong, Tianjian, Shidao and Shipu along the east coast of China.

Our marine fuel for cargo vessels is classified as CST180 and CST120; our marine fuel for fishing boats/vessels, - #1 fuel (for engines with 2,000 rpm capacity or higher), #2 fuel (for engines with 1,800 rpm capacity), #3 fuel (for engines with 1,600 rpm capacity) and #4 fuel (for engines with 1,400 rpm capacity). We also produce blended marine fuel according to customer specifications using our proprietary blending technology. Our own blend of marine diesel oil, #1, #3 fuel and #4 fuel are substitutes for the traditional diesel oil, commonly known as #0 diesel oil, used by most small to medium vessels. We generate virtually all of our revenues from our own brands of blended oil products.

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

During the nine months of 2010, crude oil prices fluctuated around $79 a barrel, an average increase of approximately $20 per barrel as compared with the same period in 2009.  We had seen that the demand from fishing industry has been substantially picking up in the second quarter.  As the water temperature returned to normal levels, the fishing industry has stepped up its efforts to gain the losses sustained in the first quarter. In the third quarter, we intensified our marketing efforts of 1# marine fuel products by finding more reliable distributors in Southern China, who could distribute 1# marine fuels products in large numbers. Also, we saw the contribution of approximately 6,000 tons to the sales volume of our marine fuel products by Mashan and Hailong, newly acquired in 2010. Therefore, the revenue for the nine months ended September 30, 2010 has increased by 54.0% to $131.3 million as compared with the same period in 2009, along with that the sales volume has increased by 27.4% to 205,000 tons as compared with the same period in 2009. The increase in revenue is mainly due to the rise of the average marine fuel product price, growth in sales volume and the increase in revenue from the wholesale of 1# marine fuel. In the nine months of 2010, 38.3% of our sales were to retail customers as compared with 40.8% in 2009.

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

We maintained gross profit margins of 11.1% and 11.9% for both of the nine months ended September 30, 2010 and 2009, respectively. We had revenues of US$131.3 million and US$85.3 million and net income attributable to our shareholders of US$6.6 million and US$4.7 million for the nine months ended September 30, 2010 and 2009, respectively.  This is mainly due to higher revenues and higher general and administrative expenses in the subject period.

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

Results of Operations

Comparison of three months and nine months ended September 30, 2010 and 2009

Revenue

Our revenue increased by US$25.3 million, or 78.5%, from US$32.2 million for the third quarter ended September 30, 2009 to US$57.5 million for third quarter ended September 30, 2010. The increase in our revenues was due to the increased sales volume and higher average crude oil price. The sales volume increase by approximately 39,000 tons, or 82%, from 47,000 tons for the third quarter ended September 30, 2009 to 86,000 tons for the third quarter ended September 30, 2010, among which the sales volume of 1# marine fuel has reached to approximately 27,000 tons, accounting for 70% of overall increase in sales volume, thanks to the promotion efforts of 1# marine fuel in Southern China. Aside from the increase in sales volume of 1#, the increase in sales volume was partly the result of sales achieved by Mashan and Hailong, amounting to approximately 6,000 tons. Also, while the international crude oil price has risen from $68 per barrel in the third quarter of 2009 to $79 per barrel in the third quarter of 2010.

Our revenue increased by US$46.0 million, or 54.0%, from US$85.3 million for the nine months ended September 30, 2009 to US$131.3 million for nine months ended September 30, 2010.  The increase in our revenues was the result of increased sales due to the promotion of 1# marine fuel and the expansion of our sales network, increased sales volume and higher average international crude oil price. The portion of retail sales in our total revenues had decreased to 38.3% for the nine months of 2010 from 40.8% for the nine months of 2009. During the nine months ended September 30, 2010 the international oil prices stayed around the level of $79 per barrel in comparison to average oil price of $59 per barrel in the nine months of 2009.

Our overall sales volume increased by 27% or 44,000 tons, from161, 000 tons for the nine months period ended September 30, 2009 to approximately 205,000 tons for the nine months period ended September 30, 2010. During the third quarter of 2010, as the sales of 1# marine fuel picked up and the newly acquired outlet in Shandong province and Tianjian City brought in more revenues, we had seen higher demand for our fuel products.

For the nine months ended September 30, 2010, 1# marine fuel represented 13.0% of our sales,, 2# marine fuel represented 7.2% of our sales, 3# marine fuel represented 7.1% of our sales, 4# marine fuel represented 56.7% of our sales, 180CST represented 10.5% of our sales and 120CST represented 5.4% of our sales. In 2009, 2# marine fuel represented 9.9% of our sales; 3# marine fuel represented 7.0% of our sales, 4# marine fuel represented 64.4% of our sales, 180CST represented 14.0% of our sales and 120CST represented 4.7% of our sales.

Cost of Revenue

Our cost of revenues increased by US$23.3 million, or 82.0%, from US$28.4 million for the third quarter ended September 30, 2009 to US$51.7 million for the third quarter ended September 30, 2010 due to higher sales.

Our cost of revenues increased by US$41.6 million, or 55.4%, from US$75.1 million for the nine months ended September 30, 2009 to US$116.7 million for the nine months ended September 30, 2010 due to higher sales.

However, as a percentage of revenues, the cost of revenues increased from 88.1% for the nine months ended September 30, 2009 to 88.9% for the nine months ended September 30, 2010.

 Gross Profit

As a result of the efforts discussed above, our gross profit increased by US$2.0 million, or 52.8%, to US$5.7 million for the third quarter of 2010 as compared to US$3.7 million in the third quarter of 2009. As a percentage of revenues, our gross profit margin decreased from 11.7% for the third quarter of 2009 to 10.0% for the third quarter of 2010.

Our gross profit increased by US$4.4 million, or 43.5%, to US$14.6 million for the nine months of 2010 as compared to US$10.2 million in 2009. Our gross profit margin decreased from 11.9% for the nine months of 2009 to 11.1% for same period of 2010.The decrease in our gross profit percentage resulted primarily from an increase in the sale of products with lower gross profit margin, such as 1# marine fuel, generally, the unit price of 1# is higher by $90 per ton than 4# while the gross profit margins of two products are usually the same, in which case results in lower gross profit margin from 1# than 4#, by approximately 1.2%. Meanwhile, as the result of the increase in wholesale of 1# marine fuel, our sales to retail customers, which generally carry a higher gross profit margin, decreased from 40.8% of total sales for the nine months of 2009 to 38.3% of sales in the same period of 2010.

Selling Expenses

Selling expenses increase by US$0.2 million, or 24.7%, from US$1.0 million for the third quarter of 2009 to US$1.2 million in third quarter of 2010. The increase was primarily due to the increase in sales employees’ compensation as a result of increased sales and an increase in promotional expense to market 1# marine fuel in South China as well as our products in the area of Mashan and Tianjin, where our newly acquired subsidiary is located. As a percentage of revenues, selling expenses decreased from 3.0% for the third quarter of 2009 to 2.1% for 2010.

Selling expenses increased by US$0.5 million, or 20.6%, from US$2.2 million for the nine months of 2009 to US$2.7 million in 2010. The increase was primarily due to the increase in sales employees’ compensation and other promotional expenses in Southern China, Tianjin and Mashan areas. As a percentage of revenues, selling expenses decreased from 2.6% for the nine months of 2009 to 2.0% for 2010.

General and Administrative Expenses

General and administrative expenses increased by US$0.3 million, or 57.6%, from US$0.4 million for the third quarter of 2009 to US$0.7 million for the third quarter of 2010. The increase was primarily due to increased professional and other various expenses associated with maintaining the public company status in the United States.  As a percentage of revenues, general and administrative expenses decreased from 1.4% for the third quarter of 2009 to 1.2% for 2010.

General and administrative expenses increased by US$0.8 million, or 59.8%, from US$1.2 million for the nine months of 2009 to US$2.0 million for the nine months of 2010. The increase was primarily due to increased professional and other various expenses associated with maintaining the public company status in the United States.  As a percentage of revenues, general and administrative expenses increased from 1.4% for the nine months 2009 to 1.5% for the same period of 2010.

Operating Income

As a result of the factors discussed above, our operating income increased by US$1.5 million, or 63.4%, from US$2.3 million for the third quarter of 2009 to US$3.8 million for the third quarter of 2010. As a percentage of revenues, our operating income decreased from 7.3% for the third quarter of 2009 to 6.7% for 2010.

Our operating income increased by US$3.2 million, or 48.1%, from US$6.7 million for the nine months of 2009 to US$9.9 million for the nine months of 2010. As a percentage of revenues, our operating income decreased from 7.8% for the nine months of 2009 to 7.5% for the nine months of 2010.

Interest Expense

Interest expense increased by USD$270,621, or 449.6%, from US$60,192 for the third quarter of 2009 to US$330,813 for the third quarter of 2010. The increase in interest expense was the result of increase in the level of our loan financing.

 Interest expense increased by USD$457,033, or 363.1%, from US$125,859 for the nine months of 2009 to US$582,892 for the nine months of 2010. The increase in interest expense was the result of increase in the level of our loan financing.

Provision for Income Taxes

Provision for income taxes increased US$35,551, or 5.2%, from US$678,026 for the third quarter of 2009 to US$713,577 for the third quarter of 2010. This increase in the provision for income taxes was primarily attributable to the increase in our pre-tax income by 51.6% over 2009.

Provision for income taxes increased US$0.7 million, or 40.9%, from US$1.6 million for the nine months of 2009 to US$2.3 million for the nine months of 2010. This increase in the provision for income taxes was primarily attributable to the increase in our pre-tax income by 41.6% over 2009. Our effective tax rates were 25.1% in 2010 and 23% in 2009.

Net Income

As a result of the foregoing, net income increased by US$1.1 million, or 73.5%, from US$1.5 million for the third quarter of 2009 to US$2.6 million for 2010.

Net income increased by US$2.0 million, or 41.9%, from US$4.7 million for the nine months of 2009 to US$6.7 million for the nine months of 2010.

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

We estimate $12.8 million will be needed in the fiscal 2010 to fund the construction projects for new manufacturing facilities and the improvement and upgrades of our existing manufacturing facilities. In addition, we intend to reserve approximately $5.3 million for future acquisitions.

On May 18, 2010, Xingyuan acquired 52% ownership of Rongcheng Mashan Marine Bunker Company (“Mashan”), for a total consideration of RMB3.64 million (approximately $0.53 million) in cash, which was fully paid in May 2010.

On July 20, 2010, Xingyuan acquired 52% ownership of Hailong Petrochemical Co., Limited (“Hailong”), for a total consideration of RMB3.46 million (approximately $0.51 million) in cash, which was fully paid in August 2010.

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

We maintain a revolving line of credit with Shenzhen Development Bank Co., Ltd. in the amount of up to RMB60 million (US$8.6 million). The term of the loan is six months at the interest rate of 5.84% per annum. The loan agreement contemplates a 50% penalty interest in the event of our failure to repay the note in a timely manner. As of September 30, 2010, we had borrowed $2.5 million on this line of credit.

As of September 30, 2010, we had cash of US$17.2 million in our bank accounts and a working capital surplus of $6.4 million. The increase in our cash balance as at September 30, 2010 reflects proceeds received from a successful IPO of $20 million.  Regarding our current level of borrowing, see the discussion below on our existing short-term notes. There is no seasonal fluctuation in our borrowing requirements.

The following table sets forth a summary of our cash flows for the periods indicated:

	As of September 30,
	2010	2009
Cash flow data:
Net cash provided by operating activities	$3,338,921	$1,953,588
Net cash used in investing activities	(25,408,593)	(2,713,706)
Net cash provided by financing activities	36,922,533	584,580
Effect of exchange rate on cash	834,442	11,824
Net changes in cash	15,687,303	(163,714)
Cash at beginning of period	1,539,009	4,923,913
Cash at end of period	$17,226,312	$4,760,199

Operating Activities

Net cash provided by operating activities for nine months ended September 30, 2010 was US$3.3 million, which was primarily as a result of the following factors: (1) net income of US$6.7 million, (2) an increase in accounts receivable of US$1.4 million as a result of increased revenue on credit, (3) an increase in inventories of US$0.2 million resulting from inventory rebuilding in order to meet increasing demand, as discussed below, (4) an increase in advances to suppliers of $3.9 million, to meet the peak season of the year, resulting from increased purchasing activities, as discussed below, (5) an increase in other receivables of US$2.7 million, resulting from increasing efforts in marketing around the country as well as the expansion attempt to pursue growth, (6) an increase in advance from customers of US$2.0 million due to increased revenue, (7) an increase in accounts payable of US$0.7 million in line with increased purchasing, and (8) an increase in other payable of US$0.6 million.

The increase in our inventories as well as advances to suppliers at September 30, 2010 reflects both our increased sales, inventories established and increasing purchasing activities to meet the requirements of expanding sales network and the usual peak season in the fourth quarter.  As a result, we need more inventories to keep all outlets running to generate revenue growth for the remaining months of 2010.

Net cash provided by operating activities for the nine months ended September 30, 2009 was US$1.95 million, which was primarily attributable to the following factors: (1) net income of US$4.71 million, (2) an increase in accounts receivables of US$1.02 million as a result of increased revenue and the retail ratio, (3) an increase in inventories of US$7.52 million resulting from inventory rebuilding in order to meet increasing demand in peak season, and ourincreased sales network along the coast, (4) a decrease in other receivables of US$2.3 million, (5) an increase in tax payable of US$0.42 million due to increased revenue and earnings, and (6) an increase in accounts payable of US$1.22 million in line with increased purchasing, and (7) an increase in other payable of US$0.67 million.

Investing Activities

Cash used in investing activities was US$25.4 million for the nine months ended September 30, 2010, which was attributable to (1) cash paid for acquisition of Mashan and Hailong of US$1.0 million, (2) cash acquired by acquisition of Hailong of US$1.2 million, (3) US$11.2 million certificate of deposits deposited in Shenzhen Development Bank and Yingkou Bank, (4) expenditures in construction projects of US$11.7 million to expand the production capacity in Nanlian, Zhejiang province; Donggang, Liaoning province; Panjin, Liaoning province; Dongying, Shandong province, (5) expenditures in purchase of property and equipment of US$2.7 million, and (6) collection of related party receivables of $0.1 million.

Cash used in investing activities was US$2.71 million for the nine months ended September 30, 2009, which was attributable to (1) consideration paid for acquisition of Xiangshan Nanlian of US$2.21 million, (2) US$1.52 million certificate of deposits collected back from Shanghai Pudong Development Bank, (3) expenditures in construction projects of US$6.87 million to expand the production capacity in Donggang, Liaoning province, and (4) collection of related party receivables of $4.92 million.

Financing Activities

Cash provided by financing activities was US$36.9 million for the nine months ended September 30, 2010. It consists of bank borrowings of 22.7 million in short-term bank notes and $4.5 million in short term loans as well as proceeds of $20 million from our IPO. In the nine months ended September 30, 2010, the cash used to repay the bank loans was US$10.2 million.

Cash provided by and used in our financing activities consist of capital contributions from shareholders, borrowings from and repayments to our short-term notes. In the nine months ended September 30, 2009, the Company had proceeds from bank loans at amount of US$7.31 million, and repaid US$13.45 million bank notes and collected back US$6.72 million from the escrow accounts for such bank notes.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term notes. Although the interest rates on our short-term notes are fixed during their respective terms, the terms are typically 12 months or less and interest rates are subject to change upon renewal. The interest rates on our short-term notes are determined by reference to the benchmark interest rates set by the People’s Bank of China, or the PBOC. Since April 28, 2006, the PBOC has increased the benchmark interest rate of RMB bank notes with a term of 6 to 12 months 12 times, seven consecutive increases followed by five consecutive decreases, by 0.27% on most occasions. As a result, from 2006 to the nine months ended September 30, 2010, the benchmark interest rate for these RMB bank notes increased from 5.85% to 7.47% then decreased to 5.31% and the interest rate applicable to us increased from 6.696% to 8.217% then decreased to 5.31% over the same period. Any future increase in the PBOC’s benchmark interest rate will result in an increase in our interest expenses. A 1.0% increase in the annual interest rates for all of our credit facilities as of September 30, 2010 would decrease income from continuing operations before income taxes by approximately RMB950,00($141,831) for the quarter ended September 30, 2010. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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
	Renminbi per U.S. Dollar Noon Buying Rate
	Average(1)	High	Low	Period-End
Year ended December 31,
2004(1)	8.2768	8.2774	8.2764	8.2765
2005(1)	8.1826	8.2765	8.0702	8.0702
2006(1)	7.9579	8.0702	7.8041	7.8041
2007(1)	7.5806	7.8127	7.2946	7.2946
2008(1)	6.9193	7.2946	6.7800	6.8225
2009(1)(2)	6.8408	6.8430	6.7880	6.8372
For the months of
January 2010	6.8346	6.8295	6.7836	6.8369
February 2010	6.8376	6.8336	6.7941	6.8367
March 2010	6.8359	6.8268	6.8136	6.8361
April 2010	6.8328	6.8280	6.7471	6.8358
May 2010	6.8365	6.8315	6.8000	6.8315
June 2010	6.8309	6.8233	6.7616	6.8086
July 2010	6.7861	6.7813	6.7595	6.789
August 2010	6.7960	6.7982	6.7547	6.8130
September 2010	6.7581	6.8055	6.6746	6.6981
October 2010	6.6772	6.6905	6.6310	6.6718
November 2010(2)	6.6908	6.6862	6.6607	6.7009

(1)  The average rate of exchange is calculated using the average of the exchange rates on the last day of each month during the period.

(2)  Through November 2, 2010.

Our business is primarily conducted in China and all of our revenues are denominated in Renminbi. This report contains translations of Renminbi amounts into U.S. dollars at specified rates solely for the convenience of the reader. Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the noon buying rate in New York City for cable transfers in Renminbi per U.S. dollar as certified for customs purposes by the Federal Reserve Bank of New York. On November 2, 2010, the noon buying rate was approximately RMB6.6908 to $1.00. No representation is made that the Renminbi amounts referred to in this report could have been or could be converted into U.S. dollars at any particular rate or at all.  Since July 2005, the Renminbi has not been pegged solely to the U.S. dollar. Instead, it is pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 0.5% each day. The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the future.

Item 4T.    Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, the Company did not (i) sell any unregistered securities, or (ii) repurchase any of its equity securities.

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

Andatee China Marine Fuel Services Corporaiton

Date: November 11, 2010	By:	/s/ An Fengbin
An Fengbin President, Chief Executive Officer
(Principal Executive Officer)

Date: November 11, 2010	By:	/s/ Wen Tong
Wen Tong, Chief Financial Officer
(Princial Financial Officer)

EXHIBIT INDEX

Number 3.1(i) 3.1.1(i) 3.1(ii) 31.1	Exhibit Table Certificate of Incorporation (1). Amendment to the Certificate of Incorporation (1). By-Laws (1). Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(1)           Incorporated by reference to the exhibit with the same number to the Company’s Registration Statement on Form S-1 (SEC File No. 333-161577) effective as of January 25, 2010.