Form 10-K
period 2010-12-31
Andatee China Marine Fuel Services Corp
filed 2011-03-31
CIK 1469606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

No. 1 Bintao Garden, West Binhai Road, Xigang District Dalian
People’s Republic of China
(86411) 8360 4683

Securities registered under Section 12(b) of the Exchange Act:
Common Stock, par value $0.001
Name of each exchange on which registered:
The Nasdaq Global Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ NO ☐

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

Large Accelerated Filer ☐   Accelerated Filer   ☐    Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

As of the close of business on June 30, 2010, the aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $20.8 million based on the closing sale price of the Common stock on the Nasdaq Global Market on that date. The registrant does not have any non-voting common equity.

The Company had 9,610,159 shares of common stock issued and outstanding as of March 15, 2011.

Documents Incorporated by Reference

None.

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

Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2010” mean the year ended December 31, 2010, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

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

Except where the context otherwise requires and for purposes of this Annual Report:

•
the terms “we,” “us,” “our company,” “our” refer to Andatee China Marine Fuel Services Corporation, a Delaware corporation, its subsidiaries Goodwill Rich International Limited and Dalian Fusheng Petrochemical Co. Ltd., its variable interest entity (VIE), Dalian Xingyuan Marine Bunker Co. Ltd., through which entity we conduct all of our business operations, and the subsidiaries of our VIE entity, which are Donggang Xingyuan Marine Bunker Company Ltd., Xiangshan Yongshinanlian Petrol Company Ltd., Rongcheng Xinfa Petrol Company Ltd, Rongcheng Mashan Marine Bunker Company and Hailong Petrochemical Co., Limited;

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

The conversion chart below illustrates the conversions between barrels or liters and tons, as applied to our product line:

Product#	Temperature	Density	Liters/Ton	Barrels/Ton

1#	20°C	0.844	1,184	7.45

2#	20°C	0.850	1,176	7.40

Product#	Temperature	Density	Liters/Ton	Barrels/Ton

1#	20°C	0.844	1,184	7.45

3#	20°C	0.895	1,117	7.03

4#	20°C	0.947	1,056	6.64

120CST	20°C	0.988	1,012	6.36

180CST	20°C	0.988	1,012	6.36

This Annual Report contains translations of certain Renminbi, or RMB, the legal currency of China, amounts into U.S. dollars at the rate of RMB6.6018 to $1.00, the noon buying rate in effect on December 31, 2010 in New York City for cable transfers of Renminbi as certified for customs purposes by the Federal Reserve Bank of New York. We make no representation that the Renminbi or U.S. dollar amounts referred to in this report could have been or can be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. On March 18, 2011, the noon buying rate was approximately RMB6.5747 to $1.00.

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

Our sales of marine oil for fishing boats represented approximately 80% of our total revenue for the period 2009 to 2010 as compared with the sale of marine oil for cargo vessels which represented the remaining 20% of our total revenue for the same periods. Currently, we sell approximately 57.4% of our products through distributors and approximately 42.6% to retail customers. Our products are substitutes for diesel used throughout east China fishing industry by small to medium sized cargo vessels. Our core facilities include as storage tanks, berths (the space allotted to a vessel at the wharf), marine fuel pumps, blending facilities and tankers. Our sales network covers major depots along the towns of Dandong, Tianjin, Shidao and Shipu along the east coast of China.

Our operations in China are conducted through our VIE, Dalian Xingyuan Marine Bunker Company, Ltd and its four subsidiaries: Donggang Xingyuan Marine Bunker Company, Ltd. (located in Dandong City, Liaoning Province, and established in April 2008 under the laws of the PRC), Xiangshan Yongshi Nanlian Petrol Company, Ltd. (located in Xiangshan City, Zhejiang Province, and established in May 1997 under the laws of the PRC) , Rongcheng Xinfa Petrol Company, Ltd. (located in Rongcheng City, Shandong Province, and established in September 2007 under the laws of the PRC), and Rongcheng Mashan Marine Bunker Company(established in Rongcheng City, Shandong province, on March 12, 2010); and our WOFE, Dalian Fusheng Petrochemical Company and its subsidiary: Hailong Petrochemical Co., Limited(established in Tianjin City, on April 23, 2001).

Our marine fuel for cargo vessels is classified as CST180 and CST120; our marine fuel for fishing boats/vessels, #1 fuel (for engines with 2,000 rpm capacity), #2 fuel (for engines with 1,800 rpm capacity), #3 fuel (for engines with 1,600 rpm capacity) and #4 fuel (for engines with 1,400 rpm capacity). We also produce blended marine fuel according to customer specifications using our proprietary blending technology. Our own blend of Marine Diesel Oil, #3 fuel and #4 fuel are substitutes for the traditional diesel oil, commonly known as #0 diesel oil, used by most small to medium vessels. We generate virtually all of our revenues from our own brands of blended oil products.

Andatee China Marine Fuel Services Corporation is a Delaware corporation.  Our executive offices are located in the City of Dalian, a key international shipping hub and international logistics center in North China. Our main offices are located in the city of Dalian, No. 1 Bintao Garden, West Binhai Road, Xigang District Dalian, China. Our telephone and fax numbers are (86411) 8360 4683 and (86411) 8360 4683, respectively. Our website address is http://www.andatee.com. The information on our website is not part of this Annual Report.

The following map shows locations of our VIE’s in various parts across the coast of east China:

Organizational Structure and Corporate History

Our WOFE, Dalian Fusheng Petrochemical Company, has one subsidiary: Hailong Petrochemical Co., Limited (established in Tianjin City, on April 23, 2001); Our VIE operating entity, Dalian Xingyuan, has four subsidiaries: Donggang Xingyuan Marine Bunker Company Ltd. (located in Dandong City, Liaoning Province, and established in April 2008 under the laws of the PRC), Xiangshan Yongshinanlian Petrol Company Ltd. (located in Xiangshan City, Zhejiang Province, and established in May 1997 under the laws of the PRC), Rongcheng Xinfa Petrol Company Ltd. (located in Rongcheng City, Shandong Province, and established in September 2007 under the laws of the PRC) and Rongcheng Mashan Marine Bunker Company (established in Rongcheng City, Shandong province, on March 12, 2010). Dalian Xingyuan and its four subsidiaries are collectively referred to as the ‘‘VIE’’. Dalian Xingyuan was established in September 2001 with a registered capital of RMB7 million and began providing refueling services to the marine vessels in Dalian Port in Dalian City. The Board of Directors of Dalian Xingyuan consists of 3 members, including An Fengbin, Wang Yu and Liu Shaoyuan. Mr. An is Chairman of the Board and General Manager of Dalian Xingyuan. Upon the October 28, 2008 incorporation of Goodwill, Goodwill and the shareholders of Dalian Xingyuan had entered into a series of separate agreements under which Goodwill and Dalian Xingyuan were deemed, until March 2009, to be under the common control of the shareholders of Dalian Xingyuan.

Dalian Xingyuan, our operating entity, wihch was established in September 2001 with a registered capital of RMB7 million, began providing refueling services to the marine vessels in Dalian Port in Dalian City. We do not own any equity interests in Dalian Xingyuan. Our relationships with Dalian Xingyuan and its shareholders are governed by a series of contractual arrangements Dalian Xingyuan has with our wholly-owned onshore subsidiary, Dalian Fusheng Petrochemical Company (“Fusheng”). Under Chinese laws, each of Fusheng and Dalian Xingyuan is an independent legal entity and neither of them is exposed to liabilities incurred by the other party. Other than pursuant to the contractual arrangements between Fusheng and Dalian Xingyuan, Dalian Xingyuan does not transfer any other funds generated from its operations to Fusheng. Fusheng entered into these contractual arrangements with Dalian Xingyuan in March 2009, as discussed in detail below. Subsequently, Fusheng assigned its rights under these contractual arrangements to us.  Thus, we control and receive the economic benefits of their business operations through contractual arrangements. Dalian Xingyuan holds the licenses and approvals necessary to operate its business in China. We have contractual arrangements with Dalian Xingyuan and its shareholders pursuant to which we provide technology consulting and other general business operation services to Dalian Xingyuan. Through these contractual arrangements, we also have the ability to substantially influence Dalian Xingyuan’s daily operations and financial affairs, since we are able to appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements which enable us to control Dalian Xingyuan and to receive, through our offshore subsidiary and VIE’s, all of Dalian Xingyuan’s profits, we are considered the primary beneficiary of Dalian Xingyuan. Accordingly, we consolidate Dalian Xingyuan’s results, assets and liabilities in our financial statements, which is a typical arrangement for companies that are traded and registered in the United States that maintain operations in the PRC.

In 2003, Xingyuan became the sole supplier of fuel oil to China Shipping Group Co., Ltd.’s vessels in Dalian. In 2005, through our partnership with the Dalian University of Technology, Xingyuan successfully developed its own blend of marine fuel as an alternative fuel substitute which, while reducing cost by approximately 20%, maintains the same energy efficiency as major marine fuel brands. Following the success of our fuel substitutes, we established distribution centers in Shandong Shidao, Liaoning Donggang and Zhejiang Nanlian. Before October 2007, we were a joint venture company through a subsidiary of China Petroleum in Northern China, which is the largest petroleum company in the PRC. We purchased 100% of the joint venture and commenced our operations as a private company. Xingyuan also developed the blending ability for CST120 and CST180 brands of its fuel which are used for cargo vessels. On January 26, 2010, the Company completed its initial public offering of common stock and its securities commence trading on the Nasdaq Stock Market.

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

In May 2010, we entered into an agreement with shareholder of Mashan Xingyuan Marine Fuel Co., Ltd ("Mashan Xingyuan"), which is located in Rongcheng City, Shandong Province, PRC. Under the terms of the agreement, we will acquire 52% of Mashan Xingyuan for a cash payment of RMB 3.64 million (approximately US$ 0.54 million). Through the acquisition, Andatee will gain control of Mashan Xingyuan's assets, which include three 1,000 cubic meter storage tanks, three 500 cubic meter storage tanks, equipment and facilities, as well as 3,600 square meters of land use rights, along with the assumption of RMB 0.54 million (approximately US$ 0.08 million). Mashan Xingyuan was founded in Rongcheng, Shandong province and is an important blended marine fuel retail outlet in the region.

In July 2010, we entered into an agreement with shareholders of Hailong Petrochemical Co., Ltd ("Hailong"), which is located in Tianjin City engaged in retail and wholesale of fuel oil and petrochemical products. Under the terms of the agreement, we will acquire 52% of Hailong's equity for a cash payment of RMB 3.64 million (approximately US$ 0.54 million). We will cooperate with Hailong on business development in the local market and provide capital for Hailong's expansion which will include four 1,000 cubic meter oil storage tanks, five storage tanks for raw materials with a total volume of 1,500 cubic meters, and 300 square meter plant used for slurry oil filtration.

The following diagram illustrates our corporate structure:

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

Our Products and Services

We blend and supply marine fuel as an alternative fuel for Chinese cargo and fishing vessels. Our sales of marine oil for fishing boats represented approximately 80% of our total revenue for the period 2009 to 2010 as compared with the sale of marine oil for cargo vessels which represented the remaining 20% of our total revenue for the same periods. Our cargo vessel fuel is designated as CST180 and CST120; fishing boat/vessel fuel #1 fuel (for engines with 2,000 rpm capacity), #2 fuel (for engines with 1,800 rpm capacity), #3 fuel (for engines with 1600 rpm capacity) and #4 fuel (for engines with 1400 rpm capacity). We also blend fuel to specific customer specifications using our proprietary blending technology. Our own blend of Marine Diesel Oil, #1, #2, #3 fuel oil and #4 fuel oil are able to replace the traditional diesel oil, commonly known as #0 diesel oil, used by most small to medium vessels and boats. Currently, we sell approximately 57.4% of our products through distributors and approximately 42.6% of our products to retail customers. Fuel is classified into 6 classes, numbered 1 through 6, each according to its boiling point, composition and purpose. The boiling point, in the range of 175 − 600°C, and carbon chain length, in the range of 20 − 70 atoms, of the fuel increases with fuel number, i.e. the higher the class number, the higher the boiling point and the carbon chain length as well as oil’s viscosity. Price of oil, on the other hand, usually decreases as the fuel number increases since higher number fuel must be heated to overcome its viscosity.

The following table represents the description of our sales organized by product and geographical markets for the periods 2008 − 2010:

	Year ended December 31
	2010		2009		2008
	Tons	%	Tons	%	Tons	%
	(in thousands)		(in thousands)		(in thousands)
Products
1#	40.10	13.7%
2#	18.60	6.3%	17.18	7.14%	-	0%
3#	20.48	7.0%	22.81	9.48%	18.58	14.58%
4#	162.88	55.4%	151.93	63.17%	90.49	71%
180CST	26.47	9.0%	31.47	13.08%	15.99	12.58%
120CST	25.42	8.6%	17.12	7.12%	2.37	1.86%

Areas
Dalian	138.22	47.0%	91.03	37.85%	40.89	32.09%
Shandong	129.80	44.2%	109.48	45.52%	79.08	62.06%
Donggang	12.13	4.1%	20.16	8.38%	7.45	5.85%
Zhejiang	13.63	4.6%	19.85	8.25%	-	0%

Our Competitive Strengths

Our business objective is to become the premium ‘‘one-stop’’ marine service provider for cargo, fishing and other vessels in China through our integrated distribution networks. We believe that our business model offers competitive advantages over our current market competition through:

•
Product Superiority and Price Competitiveness - our blended marine fuel is price competitive as compared with various brands of diesel oil available in the local PRC market. In fact, based on quarterly 2010 price data, our blended fuel (#4), while maintaining the same fuel efficiency, is, on average, US$152 per ton cheaper than the leading diesel fuel brand.

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

•
Reliability of Our Supplies of Raw Materials - We have stable and reliable raw material suppliers for our production. Our relationships with upstream suppliers enables us to be a low cost producer. We have a long-standing relationship with China Petroleum (particularly, Dalian, Panjin and Liaoyang Branched) which, combined, provided over 55% of all raw materials we require per year, in 2010 with other suppliers, including Beijing XSSB, Fushun XC, Qingdao Anbang, providing the remaining of our need for raw materials. We will continue to explore new suppliers to reduce supply risk as needed.

•
Extensive Sales and Distribution Network - Our distribution consists of approximately 25 distributors throughout China in three provinces, we believe our distribution network is one of the largest among marine fuel suppliers in China. We are acquiring and building new facilities, which consist of blending plants, storage tanks, and fueling ports, close to some of our end customers or to a particular market in order to improve our product distribution capacity. We focus on timely delivery and good customer service. In addition our storage facilities are located close to our customers, enabling us to sell directly to them resulting in lower logistics costs. It also allows us to provide better after sales service and to maintain a close relationship with our key distributors through regular meetings, discussions and customer visits. Among our distributors, in 2010, Longyu Petrochemical and Shidao Xinfa represent 10.7% and 10.3% of our sales, respectively.

•
Innovation and R&D capabilities - We strive to identify market trends and developments in the marine fuel industry and use our blending technology to produce quality oils to satisfy the market demand. In 2010, we have developed 1 new products as a result of our research and development capabilities. We operate several dedicated research and development facilities with 3 professionals and collaborate with universities and institutes, including Dalian University of Technology. We believe our investment in research and development has enabled us to continuously expand our product offerings and proactively anticipate market changes in our industry.

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

Sales & Marketing

Our main customers are located in Tianjin City and Liaoning, Shandong and Zhejiang Provinces. Currently, we have 101 full-time sales and marketing personnel responsible for promoting our products and services to our customers and distributors. We maintain close relationships with our key customers through regular meetings and discussions to keep them updated on the variety of products and services we offer. In addition, we maintain strong relationships in our local communities and government for favorable business expansion in each individual geographical area. Our sales and marketing approach varies depending on the peculiarities of a particular market. In Shandong Province, for instance, our focus has been on partnering with certain owners of the local oil storage tanks and reservoirs whose facilities are generally underutilized, which allows us certain additional storage capacity, up to an additional 8,000 tons a month in that Province. In Zhoushan City, Zhejiang province, on the other hand, we sell raw materials to our customers who then blend such raw materials into final products and sell them in the market.

Supply of Raw Materials

Although we intend to diversify our raw material supplies by engaging international sources, presently, we purchase all of our raw materials only from Chinese suppliers. Our operating companies, Xingyuan and Fusheng, maintain a contractual relationship with Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd. (“Panjin”) for purchases of wax fuel oil, which we commenced in October 2005, which provides over 20% of all raw materials as we need every year. These contracts are renewed on a monthly basis whereby the quantities of oil purchased vary from period to period at then prevailing market prices. Xingyuan also purchases, at market prices, rubber filling oil from PetroChina Dalian Petrochemical Company in amounts of 3,000 − 5,000 tons per month, respectively, which provides over 25% of all raw materials as we need every year. These contracts are also renewed on a monthly basis whereby the quantities of oil purchased vary from period to period at then prevailing market prices. Similarly, Xingyuan maintains a contractual relationship with Qingdao Anbang Refining and Chemical Co., Ltd. (“Qingdao”) for our needs of catalytic diesel oil. These contracts are also renewed on a rolling monthly basis whereby the quantities of oil purchased vary from period to period at then prevailing market prices. We commenced our relationship with Qingdao in February 2007. The use of domestic, local suppliers in close proximity to our facilities enables us to closely monitor the quality of the raw supplies obtained from such suppliers, provide technical training relating to our raw material requirements and suggest technical improvements. We obtain raw materials and components from suppliers through non-exclusive purchase orders and supply contracts. The purchase order or contract specifies the price for the raw material. Although we allow for adjustments in the price for certain raw materials under extraordinary circumstances, the prices for our materials are generally fixed for the effective term of the purchase agreement. Our contracts with our suppliers are generally renewable on an annual basis, but the price is not fixed and remains flexible and reflective of the prevailing market conditions. We typically negotiate with our suppliers to renew supply contracts at the beginning of each year, taking into account the quality and consistency of the materials and services provided. We maintain multiple supply sources for each of our key raw materials so as to minimize any potential disruption of our operations and maintain sourcing stability.

In 2009 and 2010, purchases from PetroChina Dalian Petrochemical Company (as described above), our largest supplier, accounted for 33.4% and 25.4%, respectively, of our total purchases of raw materials. For the same periods, our ten largest suppliers combined accounted for 92% and 72%, respectively, of our total purchases of raw materials. The raw materials required for our products are low value crude oil refinement byproducts which conventionally are disposed of by the major oil producing and refining companies. We negotiate prices for our raw material supplies on a monthly basis to accommodate for our short-term production requirements.

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

Quality Control

We have implemented a rigid quality control system and devote significant attention to quality control procedures at every stage of our process. We monitor our manufacturing process closely and conduct performance and reliability testing to ensure our products meet our end-user customer expectations. Our quality control group as of December 31, 2010 included 8 employees that implement various management systems to improve product quality programs. We inspect our raw materials to ensure compliance with quality standards. We also evaluate the quality and delivery performance of each supplier periodically and adjust quantity allocations accordingly. We also monitor in-process and outgoing stages of our processes.

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

Research & Development

As of December 31, 2010, we had 5 members in our research and development group. Our research and development activities are based in our research and development center located in the City of Dalian, where we maintain 3 laboratories, including one at the Dalian University of Technology. Each of our laboratories is staffed with several support personnel and is headed by an experienced member of the faculty with whom we enter into contractual arrangements to provide research and development services to the Company. We own all rights, title and interest in any proprietary information resulting from the research work at our R & D facilities. In addition to improving our existing product offerings, our research and development efforts focus on the development of new products, as well as the development of new production methodologies to improve our manufacturing processes.

Competition

The market for oil for small and medium size vessels, i.e. less than 3,000 tons, is very fragmented with no discernible market leader. We estimate the total value of this market to be approximately US$1.9 billion as of December 31, 2010. It is characterized by intense price competition, uneven product and service quality and is dominated by many small fuel trading companies. Most of these trading companies do not have stable supply sources or a strong working capital to withstand market risk, which may lead to chronic shortages of oil in the market. Boat and vessel operators are at high risk when oil merchants market them poor quality oil or counterfeit products that have insufficient energy efficiency or cause damage to engines. Therefore, our experience and market research have consistently shown that boat and vessel operators are willing to pay a premium for consistent quality products and services. High barriers of entry for new entrants into this industry include heavy regulatory hurdles, scarcity of suitable operation and storage sites, capital intensity and skilled management. Most of the operational, business and other activities in the storage, refining and producing industries are heavily regulated and require layers of governmental consents and approvals. In addition, storage hubs must be located on sufficiently large sites in strategic locations with close proximity to industrial ports and harbors with deep water access. Most of the infrastructure requires significant upfront capital expenditures. Thus, we believe all of the foregoing fortify our competitive positions in the industry.

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

We believe we have no significant competition in the fuel market for small and medium vessels. Potential competitors could include major domestic oil producing and refining companies, including as Sinopec, CNPC China Petrol and CNOOC, none of which are currently active in this marketplace or legally permitted to blend oil. However, we believe it is unlikely they would enter into this segment of the market in the near future since the entry opportunities diminish as we develop our integrated distribution system through acquiring resources and sites and strengthening our market position, thus creating high barriers to entry, including regulatory and compliance hurdles capital and storage scarcity, shortage of skilled management.

Insurance

The insurance industry in China is still at an early state of its development. Insurance companies in China offer limited business insurance products or offer them at a high price. Business interruption or similar types of insurance are not customary in China. We currently maintain insurance coverage with China People’s Insurance Company Limited of China, which, as of December 31, 2010, was approximately RMB8.6 million (US$1.3 million) on our property and facilities and approximately RMB50 million (US$7.6 million) on our inventory. We do not carry any third party liability insurance to cover claims in respect of personal injury, property or environmental damage arising from accidents on our property or relating to our operations other than on our transportation vehicles. We have not had a third party liability claim filed against us during the last five years.

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

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans in which PRC citizens’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Option Holding Plan or Stock Option Plan of Overseas Listed Company , or the Stock Option Rule. The purpose of the Stock Option Rule is to regulate foreign exchange administration of Chinese citizens who participate in employee stock holding plans and share option plans of offshore listed companies. According to the Stock Option Rule, if a Chinese citizen participates in any employee stock holding plans or share option plans of an offshore listed company, a Chinese domestic agent or the Chinese subsidiary of the offshore listed company is required to file, on behalf of the individual, an application with the SAFE to obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with stock holding or share option exercises. This restriction exists because a Chinese citizen may not directly use offshore funds to purchase stock or exercise share options. Concurrent with the filing of the required application with the SAFE, the Chinese domestic agent or the Chinese subsidiary must obtain approval from the SAFE to open a special foreign exchange account at a Chinese domestic bank to hold the funds required in connection with the stock purchase or option exercise, any returned principal profits upon sales of stock, any dividends issued on the stock and any other income or expenditures approved by the SAFE. The Chinese domestic agent or the Chinese subsidiary also is required to obtain approval from the SAFE to open an offshore special foreign exchange account at an offshore trust bank to hold offshore funds used in connection with any employee stock holding plans. All proceeds obtained by a Chinese citizen from dividends acquired from the offshore listed company through employee stock holding plans or share option plans, or sales of the offshore listed company’s stock acquired through other methods, must be remitted back to China after relevant offshore expenses are deducted. The foreign exchange proceeds from these sales can be converted into Renminbi or transferred to the individuals’ foreign exchange savings account after the proceeds have been remitted back to the special foreign exchange account opened at a Chinese bank. If share options are exercised in a cashless exercise, the Chinese individuals exercising them are required to remit the proceeds to the special foreign exchange account. Although the Stock Option Rule has been promulgated recently and many issues require further interpretation, we and our Chinese employees who have been or will be granted share options or shares will be subject to the Stock Option Rule, as an offshore listed company.

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

Employees

As of December 31, 2010, we had 142 employees, 29 of which are engaged in management, administration and related areas, and the remaining 113 - in operations at various local sites throughout the east of China. None of our employees are represented by a labor union or collective bargaining agreements. We consider our employee relations to be good.

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

Our historical sales to significant customers have been concentrated

For the year ended December 31, 2010, two customers accounted for approximately 10.7% and 10.3% of total revenues, respectively. No other customer contributed greater than 10% of the revenues. For the fiscal year ended December 31, 2009, one customer accounted for approximately 12.8% and 11.9% of our total revenues. No other customer contributed greater than 10% of the revenues. No other customer contributed greater than 10% of the revenues. In the event a substantial portion of such sales is disrupted, our results of operations may be adversely affected.

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

Some of our major products are subject to government price controls, and we are not able to pass on all cost increases from rising crude oil prices through higher product prices

We require large amounts of crude oil to manufacture our products. Our ability to pass on increased crude oil costs to our customers is dependent on market conditions and government regulations, particularly government regulation with respect to the price of certain of our fuel products. In particular, gasoline, diesel and jet fuel, and liquefied petroleum gas are subject to government price controls. In 2010 and 2009, no sales were from such products subject to price control. Although the Chinese government has adopted a new pricing mechanism for domestic refined oil products that indirectly links the prices of these products to international crude oil prices, such pricing mechanism is still nontransparent. Moreover, the Chinese government controls the distribution of many petroleum products in China. For instance, some of our petroleum products are required to be sold to designated distributors (such as the subsidiaries of China Petroleum & Chemical Corporation). Because we cannot freely sell our fuel products to take advantage of opportunities for higher prices and because the formula for the new pricing mechanism set by the Chinese government is not transparent, in periods of high crude oil prices, we may not be able to fully cover increases in crude oil prices by increases in the sale prices of our products, which has had and will continue to have a material adverse effect on our financial condition, results of operations and cash flows.

Our development plans have significant capital expenditure and financing requirements, which are subject to a number of risks and uncertainties

The petrochemical business is a capital intensive business. Our ability to maintain and increase our revenues, net income and cash flows depends upon continued capital spending. Our current business strategy contemplates capital expenditures for 2011 of approximately RMB 60 million (US$9.5 million), which will be provided through financing activities, and use of our own capital. Our actual capital expenditures may vary significantly from these planned amounts due to our ability to generate sufficient cash flows from operations, investments and other factors that may be beyond our control. In addition, there can be no assurance as to whether, or at what cost, our capital projects will be completed or the success of these projects if completed.  Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:

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

Our earnings will be adversely affected by seasonality of the fishing business

The Chinese government prohibits fishing vessels from fishing from June 15th to September 15th of each year, the breeding season for many varieties of fish, in order to protect marine resources and prevent overfishing. As a result, the demand for our blended fuel drops by approximately 15% during this period, which, in turn, has an adverse effect on our operations in the 3rd fiscal quarter of each calendar year. In addition, we are also subject to the reduced commercial activity during the Chinese New Year which takes place during the 1 st quarter and lasts about 2 weeks. During this time, both cargo and fishing traffic decreases and we expect the demand for our products to decrease accordingly by approximately the same amount as the decrease in the 3rd quarter.

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

We rely on few significant providers for our raw material supplies

Presently, we purchase all of our raw materials only from Chinese suppliers. Our operating company, Xingyuan, maintains a contractual relationship with Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd. (“Panjin”) for purchases of wax fuel oil, which we commenced in October 2005, which provides over 20% of raw materials as we need every year. Xingyuan also purchases, at market prices, rubber filling oil from PetroChina Dalian Petrochemical Company, which provides over 25% of raw materials as we need every year. One major supplier, Dalian Branch, provided 25.4% and 33.4% of our purchase of raw materials for years ended December 31, 2010 and 2009, respectively. The amount of advance to this supplier was $48,963 and $1,774,425 as of December 31, 2010 and 2009, respectively. Another major supplier, Panjin, provided 20.7and 36.2% of our purchase of raw materials for years ended December 31, 2010 and 2009, respectively. The amount of advance to this supplier was $6,124,167and $3,791,459 as of December 31, 2010 and 2009, respectively. For the same periods, our ten largest suppliers combined accounted for 72% and 92%, respectively, of our total purchases of raw materials. If our supply arrangements are disrupted or terminated, our business operations would suffer. Economic conditions and growth trends in our industry could materially and adversely affect our ability to maintain an adequate supply of raw materials necessary to maintain our operations.

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

Our production, blending and storage facilities are located at China National Petroleum Corporation’s Dalian Branch in Liaoning Province, Dalian Ganjinzi District Shanzhong Street and Panjin Liaohe Petroleum Corporation’s Panjin branch also in Liaoning Province Panjin Xinglongtai District Gong Street. Our leased facilities, in the aggregate, represent approximately 22,100 cubic meters of storage facilities, and approximately 460,000 tons of berth facilities as set forth in the following list of our leased facilities in various geographical locations as of December 31, 2010:

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

Our owned facilities, in the aggregate, represent approximately 23,800 cubic meters of storage facilities, and approximately 1,500 tons of berth facilities as set forth in the following list of our leased facilities in various geographical locations as of December 31, 2010:

Type of Owned Facility	Capacity	# of Units	Location

Storage Tank	1,500 c/m	4	Shandong-Rongcheng
Oil Blending & Storage Tanks	1,000 c/m	3	Shandong-Rongcheng
Oil Blending & Storage Tanks	500 c/m	3	Shandong-Rongcheng

Oil Blending & Storage Tank	2,000 c/m	4	Liaoning-Donggang

Berth Facilities	500 tons	5	Liaoning-Donggang

Oil Blending & Storage Tanks	2,000 c/m	1	Zhejiang-Shifpu
Oil Blending & Storage Tanks	1,000 c/m	2	Zhejiang-Shifpu
Oil Blending & Storage Tanks	600 c/m	3	Zhejiang-Shifpu

Berth Facilities	1,000 tons	1	Zhejiang-Shifpu

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

•
Mashan - there are six oil tanks located in Mashan, including three with the reserve capacity of 1,000 cm and three with the reserve capacity of 500 cm. The oil tanks are applied for storage, delivery and blending of nonstandard diesel. The capacity of fuel turnover per year is approximately 150,000 tons.

•
Nanlian - there are six oil tanks located in Nanlian, including one with the reserve capacity of 2000 cm, two with the reserve capacity of 1000 cm and three with the reserve capacity of 600 cm. The oil tanks are applied for storage, delivery and blending of nonstandard diesel. The capacity of fuel turnover per year is approximately 150,000 tons.

As of December 31, 2010, we had one oil tanker at our disposal, named Xingyuan No.1, which is used for the transportation and re-fueling at sea purposes. The tanker has the maximum carrying capacity of 500 tons.

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

ITEM 4.	[Removed and Reserved]

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Following the completion of the initial public offering of the Company’s securities in January 2010, shares of the Company’s common stock commenced public trading on the Nasdaq Global Market on January 26, 2010 under the trading symbol “AMCF”. The market for our common stock is limited and volatile. Continental Stock Transfer and Trust Company is the transfer agent and registrar for our common stock.   Set forth below are the high and low closing sale prices for the common stock for each quarter in 2010 since our securities commenced trading on the Nasdaq Global Market. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low

December 31, 2010	$6.44	$3.85

September 30, 2010	$5.05	$3.52

June 30, 2010	$7.09	$3.65

March 31, 2010	$8.50	$5.81

On March 18, 2011, the closing price of the Company’s common stock was $4.38.

Holders

We had approximately 1,082 stockholders of record as of March 25, 2011.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

I.	Purchases by the Issuer

Period Covered	(a) Total Number of	(b) Average Price	(c) Total Number of	(d) Maximum Dollar Value
	Shares Purchased (1)	Paid per Share	Shares Purchased as Part	That May Yet be Purchased
			of Publicly Announced	as Part of Publicly
			Plans	Announced Plans

11/1/10 – 11/30/10	29,042	$5.26	29,042	0

12/1/10 – 12/31/10	62,150	$5.55	62,150	0

(1)           The following repurchases by the Company of its common stock were made pursuant to the share repurchase plan approved and adopted by the Board of Directors of the Company. Under the plan, the Company was authorized to buyback its common stock up to a value of $0.5 million. The plan remains valid through October 2011. The Company may (but is not obligated to) repurchase shares of its common stock from time to time on the open market or in privately negotiated transactions pursuant to the Exchange Act Rule 10b-5, Rule 10b5-1, Rule 10b-18 and other applicable SEC legal requirements. As of the date hereof, the maximum share repurchase amount has been reached and, therefore, no additional shares may be repurchased under the plan.

II.       Purchases of Equity Securities by the Affiliated Purchaser

Period Covered	(a) Total Number of	(b) Average Price	(c) Total Number of	(d) Maximum Dollar Value
	Shares Purchased (1)	Paid per Share	Shares Purchased as Part	That May Yet be Purchased
			of Publicly Announced	as Part of Publicly
			Plans	Announced Plans

11/1/10 – 11/30/10	29,042	$5.26	29,042	0

12/1/10 – 12/31/10	62,150	$5.55	62,150	0

(1)           The Company’s Chief Executive Officer and Chairman of the Board, An Fengbin, has also adopted a stock trading plan in accordance with the guidelines specified by Rule 10b5-1 under the Exchange Act.  Under this plan, Mr. An may (but is not required to) purchase the Company’s common stock up to a value of $0.5 million through October 2011, subject to certain conditions. As of the date hereof, the maximum share repurchase amount has been reached and, therefore, no additional shares may be repurchased under the plan.

ITEM 6.	Selected Financial Data

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to report selected financial data specified in Item 301 of Regulation S-K.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our combined and consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The discussion in this section contains forward-looking statements that involve risks and uncertainties. As a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report, our actual future results may be materially different from what we expect.

Overview

Andatee China Marine Fuel Services Corporation is a leading marine fuel supplier along the coast of east China.

Our products include cargo vessel fuel classified as CST180 and CST120, fishing boat fuel classified as#1, #2, #3 and #4, which are close substitutes for diesel used throughout the region’s fishing industry. We produce, store, distribute and trade the blended marine fuel oil for cargo and fishing vessels. Backed by core facilities, including storage tanks, tankers and berths, our sales network covers major marine depots along the towns of Dandong, Tianjin, Shidao and Shipu, which are famous for their fishing tradition and industry.

We carry out all of our business through our Hong Kong subsidiary, Goodwill, its wholly-owned Chinese subsidiary, Fusheng, and Fusheng’s variable interest entity (VIE), Xingyuan, and Xingyuan’s subsidiaries (Xingyuan and its subsidiaries being collectively referred to as the VIE entities). A VIE is an entity under FASB Interpretation No. 46R (“Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”) where equity investors do not have the characteristics of a controlling financial interest (see Note 1 of Notes to Combined and Consolidated Financial Statements). Through Xingyuan, we are a leading marine fuel supplier along the coast of east China. Our products include cargo vessel fuel classified as CST180 and CST120, fishing boat fuel classified as#1,#2, #3 and #4, which are close substitutes for diesel used throughout the region’s fishing industry. We produce, store, distribute and trade the blended marine fuel oil for cargo and fishing vessels. Backed by core facilities, including storage tanks, tankers and berths, our sales network covers major depots along the towns of Dandong, Tianjin, Shidao and Shipu, which are famous for their fishing tradition and industry.

Andatee China Marine Fuel Services Corporation was incorporated in July 2009 under the laws of the State of Delaware. We were organized as a holding company to acquire Goodwill Rich, a company incorporated in Hong Kong, and its subsidiary in connection with the initial public offering of the Company on the NASDAQ Capital Market, which was completed in January 2010. Goodwill Rich was incorporated on October 28, 2008.

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

In March 2009, Goodwill Rich established a subsidiary company in Dalian, PRC named Dalian Fusheng Consulting Company (“Fusheng”).

Xingyuan was established in September 2001 with a registered capital of RMB7 million and began providing refueling services to the marine vessels in Dalian Port in Dalian City. Xingyuan holds 100% ownership of Donggang Xingyuan, a company incorporated in Dalian, PRC, in April, 2008. In addition, in December 2008, Xingyuan acquired 90% ownership of Xinfa and 63% ownership of Nanlian, respectively (see more details in Note 3 of the Notes to the Combined and Consolidated Financial Statements). In May 2010, Xingyuan acquired 52% equity interest of Rongcheng Mashan Xingyuan Marine Bunker Co., Ltd. (“Mashan”), furthermore, in July 2010, Xingyuan acquired 52% ownership of Hailong Petrochemical Co., Limited (“Hailong”).

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

As a result of the above, our combined and consolidated financial statements contain:

•
for the period from December 31, 2008 to March 26, 2009, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary (adjusted for the effects of the August, 2009 recapitalization with Andatee) combined with those of Xingyuan and its subsidiaries; and

•
for the period from March 26, 2009 to December 31, 2010, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary (adjusted for the effects of the August, 2009 recapitalization with Andatee) consolidated with those of its VIE, Xingyuan, and its subsidiaries.

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

We continue to ramp up expansion of our distribution network by expanding organically through the opening of new sales and marketing branches in new port locations, building new facilities improving our existing facilities, and signing sole supply agreements with long-term supply partners.

Furthermore, we also plan to set up market developing offices in large cities, such as Shanghai, Shenzhen, etc. to recruit capable local hands in a bid to establish effective network of information for providing solid foundations to pursue our acquisition-driven growth strategy in neighboring areas around the cities.

Facility Expansion

In July 2010, we commenced the construction of Jilong wharf. Jilong wharf will expand the existing wharf and related facilities in Donggang city by 10,000 square meters to a total of 15,500 square meters. The capital expenditure for expanding the wharf is estimated to be RMB 40 million (US$5.90 million). As of December 31, 2010, we have completed the construction of Jilong wharf at total costs of RMB 35 million (US$5.30 million). The Jilong wharf, now combined with existing wharf, will evolve into a one-stop shop for providing oil refilling, maintenance and docking services to small and medium sized fishing vessels.

In September 2010, we commenced the constructions of new blending facilities in Panjin City, Liaoning province and Zibo City, Shandong province, both of which are aimed at improving our production capabilities in blending. The facilities with 17,000m2 tanks on site in Zibo City, of which estimated capital expenditure is at PMB 68 million (US$ 10.1 million), are close to the network of refineries in Shandong province, which will make best use of by-products produced by nearby refineries to reduce the cost of raw materials and transportation fee incurred by shipping products to customers in Shidao City, Shandong province when all construction work are finished in April 2011 as planned. The facilities in Panjin City, Liaoning Province, when finished in June 2011, will provide additional 15,000 m2-tank capacities in a region close to the areas where our current major suppliers operate, the cost for construction is expected to be approximately RMB 62 million(US$ 9.3 million).

Acquisitions

Finally, we also will continue to strategically identify, research, and if appropriate, acquiring target companies with desired facilities in various areas that fit into Andatee’s growth plans.

In December 2008, we entered into an agreement with the shareholder of Xiangshan Nanlian, which is located in Shipu town, Xiangshan County, Zhejiang Province. We purchased a 63% ownership stake in Xiangshan Nanlian for a purchase price of approximately $2.2 million (RMB15.12 million).Also in late December 2008, we entered into an agreement with shareholders of Rongcheng Xinfa to acquire its 90% ownership stake in the entity for a purchase price of approximately US$1.45 million (RMB9.9 million).

In May 2010, we acquired 52% equity of Mashan Xingyuan Marine Fuel Co., Ltd ("Mashan Xingyuan") for a cash payment of RMB 3.64 million (approximately US$ 0.54 million). Mashan Xingyuan's assets include three 1,000 cubic meter storage tanks, three 500 cubic meter storage tanks, equipment and facilities, as well as 3,600 square meters of land use rights, along with liabilities of RMB 0.54 million (approximately US$ 0.08 million). Mashan Xingyuan is located  in Rongcheng city, Shandong province, PRC and is an important retail outlet for blended marine fuel in the region. The sales of our products in that region were 3,000 tons of marine fuel before the acquisition. We estimate Mashan Xingyuan's facility can increase our sales volume to 12,000-15,000 tons of marine fuel annually.

In July 2010, we acquired 52% equity of Hailong Petrochemical Co., Ltd ("Hailong) for a cash payment of RMB 3.64 million (approximately US$ 0.54 million). We began to work with Hailong on business development in the local market and provide capital for Hailong's expansion which will included building four 1,000-cubic meter oil storage tanks, five storage tanks for raw materials with a total volume of 1,500 cubic meters, and 300 square meter plant used for slurry oil filtration. Hailong  is located in Tianjin City engaging in retail and wholesale of fuel oil and petrochemical products. We anticipate Hailong's sales volume will reach 48,000 tons annually and provide us with a stronghold into Tianjin’s marine fuel market, the size of which, we estimate, could reach as high as 500,000 tons per year.

The acquisitions are consistent with Andatee’s strategy of rapidly expanding its geographic base and increasing market share along China’s coastal line.

Supply Agreements

    In June 2010, we signed agreements with Haiyu Fishery Limited Corporation ("Haiyu") and Jinghai Group ("Jinghai") to supply marine fuel, on an exclusive basis, for a period of 10 years. Both Haiyu and Jinghai are located in Rongcheng City, Shandong province.

Under the terms of the agreement with Jinghai, we will be granted exclusive rights to supply Jinghai with up to 18,000 tons of marine fuel per year, for a period of 10 years, at a price of an annual payment of RMB 1 million (approximately USD0.15 million) for the first three years to Jinghai. Similarly, under the terms of its arrangement with Haiyu, we will receive exclusive rights to supply Haiyu with up to 12,000 tons of marine fuel per year and, for a period of 10 years.

We have established strong ties with our upstream suppliers. Our top raw material suppliers are either state-owned enterprises or supported by state-owned enterprises, from which we received in excess of 77% of our total raw supplies purchases in 2009 and in excess of 46% of our total raw materials purchased in 2010. We also benefit from these relationships by being able to lease advanced facilities from our suppliers, which reduces our transportation costs and time and expedites deliveries of raw materials and, thus, improves customer service.

China Petroleum, the PRC’s largest petroleum company, is our leading supplier with branches or subsidiaries located in northern China.  We have had a supplier relationship with China Petroleum since the Company’s founding.

Operational Initiatives in 2010

In 2010, we undertook the following steps designed to reduce the overall production and transportation costs:

•	built and/or acquired other distributing facilities to increase our profit margin and sales, enhance our brand and minimize the adverse impact of oil price volatility

•
established regional purchase center to timely collect all information for sales and purchase analysis, to process order making and logistics planning. This allows us to negotiate favorable pricing and volume discounts and maintain an appropriate sale levels

•	worked closely with the managements of the acquired companies to obtain an in-depth knowledge of local markets and developed a list of suppliers to reduce the purchase cost of certain raw materials.

•
relocated our production and storage centers closer to our end users which provide us more opportunity to develop an efficient and flexible manufacturing and operational infrastructure and enjoy savings on transportation costs.

In 2010, our overall strategy has been to (i) increase our share of retail sales since such sales had shown to be less price-sensitive than our sales to the distributors, (ii) acquire our own retail facilities to reduce the risk of opportunistic negotiations from our retail customers during periods of volatile oil prices, (iii) build retail points in strategic locations (often close to other, recently acquired locations) to capture a majority of active local markets and (iv) add more products to our current product line to further satisfy customers’ diversifying demands .

As the result of expansion of our distribution network and contribution from new products put into markets during 2010, our revenues for 2010 have increased to $ 191.17 million as the result of 22.1% increase in our volume of sales, and our gross margin stayed at 11%. Our gross margin remained stable thanks to the portion of our total sales which was to retail customers.  In 2010, 42.6% of our sales were to retail customers as compared with 43% in 2009.

We believe that maintaining our retail sales and distribution channels will lead to stable gross margins which can help offset the pressure imposed on our profit margin by crude oil price downturn. We believe that higher retail sales and closer ties with our customers as well as wider distribution network are at the core of our strength and business viability going forward.

We intend to (i) control more facilities closer to end markets, through business acquisitions, partner cooperation, building local platform for our products and added-value services, which would enhance the brand awareness of the “Xingyuan” brand and (ii) expand our product line and upgrade our production facilities to explore the markets opportunities and increase our share in retail market.

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

Components of Revenue and Expenses

Revenue

We generate revenues from the sale of our blended marine fuel products (see also revenue recognition discussion below). In 2010 and 2009, our revenues were US$191.2 million and US$124.28 million respectively.

 In early 2010, due to colder water temperature in main fishing waters out over the sea, the economic situation was challenging  We had seen fishing activities in Donggang, Shandong and Zhejiang areas and provinces decrease, which, in turn, resulted in decreased demand for our products as compared with the same period in 2009.
As the water temperature returned to normal levels and the fishing industry has stepped up its efforts to gain the losses sustained in the first quarter, we had found that the demand from fishing industry has been substantially picking up in the second quarter.

In the third quarter, we intensified our marketing efforts of 1# marine fuel products by finding more reliable distributors in Southern China, who could distribute 1# marine fuels products in large numbers.

In the last quarter of 2010, the Chinese government tightened its credit policy in fear of its economy overheating, however, thanks to peak season of fishing industry, we didn’t see the policy translated into cooling effects on demands of our marine fuel, and continued improve sales on retail side as well as in 1# marine fuels in Southern China.  The sales volume for the last quarter increased slightly compared with the same period in 2009.

The total market demand for our marine products was close to 300,000 tons in 2010, an increase of 60,000 tons or 22.1% when compared with total market demand in 2009.

The expansion of our sales and distribution network also contributed to the increase of revenues in 2010, in particular in the areas around Donggang, Tianjin, Shidao and Shipu.  In these locations the sales of our products increased in 2010 by over 13,000 tons to over 80,000 tons in term of sales volume right immediately upon entering these markets.

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

Cost of Revenue

Our cost of revenue consists primarily of direct costs to produce our products, including raw material costs, salaries and related manufacturing personnel expenses, transportation costs, and repair and maintenance costs. Our costs of revenue were US$170.1 million and US$110.2 million in 2010, and 2009, respectively.

Raw materials we use are generally the by-products produced by refineries. We believe that our long standing relationship with major suppliers in the region can provide the supply and price stability that we require in our operations. In our case, we have a long standing contractual relationship with China Petroleum Dalian Branch, Panjin Branch, etc. which, in 2010, provide over 45% of all raw materials. With other supplies, including Liaoyang Huaxian, Fushun Shengli, Dalian Haichang and Dongying Haikeruilin providing the remaining of our need for raw materials.

Gross Margins

Our gross profit margins in 2010 and 2009 were 11.0% and 11.3%, respectively. Our gross profit margins are impacted by changes in the average prices of our products, product sales mix, the ratio of retail to wholesale and our raw material purchasing price. The average prices of our products are subject to the fluctuations in world crude oil prices and, in recent years, were also affected by the challenging global economic conditions.

Since the average prices and gross margins of our products vary by product line, changes in our product sales mix will also impact our overall gross margins. Our marine fuel 3# generally has higher gross profit margins than marine fuel 4# and 180 CST. In addition, our new products, such as marine fuel 1#, which we introduced in September 2010, generally have higher gross profit margins than those in previous periods. As a result, our gross profit margin is affected by the proportion of sales of our higher gross profit margin products as compared to sales of our lower gross profit margins products.

Selling Expenses

Our selling expenses consist primarily of employee compensation and benefits for our sales and marketing staff, expenses for promotional and advertising activities. Our selling expenses were US$4.1 million and US$3.5 million in 2010 and 2009, respectively.

In the near term, we expect that certain components of our selling expenses will increase as we step up efforts to expand our presence in new markets in China. Specifically, we expect that product promoting expenses will increase as we improve the awareness among customers in Tianjin and Southern China. In addition, we also expect salary expenses to increase as we continue to hire additional sales representatives to help broaden our end-user customer base. This anticipated increase in selling expenses is a part of our plan to grow and support our extensive distribution network.

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation and benefits for our general management, finance and administrative staff, depreciation and amortization with respect to equipment used for general corporate purposes, professional, legal and consultancy fees, and other expenses incurred for general corporate purposes. Our general and administrative expenses were US$3.3 million and US$1.0 million in 2010 and 2009, respectively.

From 2009 to 2010, our general and administrative expenses increased by US$2.3 million or 224.2%. Our general and administrative expenses as a percentage of revenue were 1.7% and 0.8% for 2010 and 2009, respectively. We expected that our overall general and administrative expenses would increase after the closing of our initial public offering and the various additional legal, accounting and other requirements that will be applicable to us as a public company in the United States, partially offset by an increasing top line.

Interest Expense

Interest expense is paid on our outstanding bank debt obligations on a quarterly or monthly basis.

Other Expense

Other expense is primarily comprised of loss on disposal of asset.

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
We consider revenue from the sale of our blended products and raw materials realized or realizable and earned upon meeting all of the following criteria:

•	persuasive evidence of a sale arrangement exists;
•	delivery has occurred;

•	the price to the distributor is fixed or determinable; and
•	collectability of payment is reasonably assured.

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

Accounts Receivables

During the normal course of business, we extend to some of our customers interest-free unsecured credit for an initial term of 30 – 60 days, depending on a customer’s credit history, as well as local market practices. Our accounts receivable turnover in days for 2010 and 2009 were 8.3 and 5.9 days, respectively.
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

Determination of Functional Currencies

Our reporting currency is the U.S. dollar. The functional currency of Andatee and Goodwill are the U.S. dollar. The functional currency of our PRC subsidiary, our VIE and its subsidiaries in China is the RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in the determination of the functional currency which is made by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of our subsidiary and VIE entities in China are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the current exchange rate in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of December 31, 2010 and 2009 was a gain of $1,317,765 and $33,812, respectively.

Results of Operations-Comparison of the year ended December 31, 2010 and 2009

Revenue

Our revenue increased by US$66.9 million, or 53.8%, from US$124.3 million for the year of 2009 to US$191.2 million for the year of 2010.  The increase in our revenues was due to the increased sales volume and higher average crude oil price. The increase in sales volume is due to our acquisitions and marketing strategy.
The sales volume increase by approximately 53,000 tons, or 22.1%, from 240,000 tons in 2009 to 293,000 tons in 2010, due to the promotion efforts of 1# marine fuel in Southern China , the sales volume of 1# marine fuel increased by approximately 40,000 tons in 2010. This increase accounts for over 75% of overall increase in sales volume

Aside from the increase in sales volume of 1#, the increase in sales volume was partly the result of sales achieved by Mashan and Hailong, amounting to approximately10,000 tons. The portion of retail sales in our total revenues remained largely flat at  42.6% for the year of 2010, compared to 43% for the year of 2009.
In 2010, 2# marine fuel represented 6.3% of our sales, 3# marine fuel represented 7.0% of our sales, 4# marine fuel represented 55.4% of our sales, 180CST represented 9.0% of our sales and 120CST represented 8.6% of our sales.

In 2009, 2# marine fuel represented 7.1% of our sales, 3# marine fuel represented 9.5% of our sales, 4# marine fuel represented 63.2% of our sales, 180CST represented13.1% of our sales and 120CST represented7.1% of our sales.

Crude Oil Prices

Our raw material costs account for over 95% of the cost of revenue, and the raw materials we use are generally the by-products produced by refineries, such as tar and heavy diesel fuel.  These products are typically much less expensive than the purchase of traditional crude oil, but are still affected by alterations in global oil pricing.  In 2010 crude oil prices reached a peak of over $90 per barrel at the end of the year while throughout the whole year lowest level of crude oil price never went below $70 per barrel, which was seen in the second quarter of the year.  In 2009 crude oil prices stayed below $50 per barrel for most of time in first quarter and only rised above $70 per barrel at the end of second quarrter, and fluctuated around $70 per barrel for the rest of the year. As a result, our average price for marine fuel in 2010 is 25% higher compared to the year of 2009.

Cost of Revenue

Our cost of revenues increased US$59.9 million, or 54.4%, from US$110.2 million for 2009 to US$170.1 million for 2010. This increase reflects our 53.8% increase in sales during 2010. As a percentage of revenues, the cost of revenues remained flat at 88.7% for 2009 compared to 89.0% for 2010.

Gross Profit

Our gross profit increased by US$6.9 million, or 49.4%, from US$14.1 million in 2009 to US$21.0 million in 2010. As a percentage of revenues, our gross profit margin remained largely flat at 11.3% for 2009 compared to 11.0% for 2010. The decrease in our gross profit percentage results primarily from a very slight decrease in the sales to higher margin retail customers (43% of sales in 2009 compared to 42.6% of sales in 2010.) as the result of our efforts to promote the wholesales of 1# marine fuel.

Selling Expenses

Selling expenses increased US$0.5 million, or 15.5%, from US$3.5 million for 2009 to US$4.1 million in 2010. This increase was primarily due to the increase in sales employee compensation and other expenses for promotion of our products. As a percentage of revenues, selling expenses decreased from 2.9% for 2009 to 2.1% for 2010.

General and Administrative Expenses

General and administrative expenses increased US$2.3 million, or 224.2%, from US$1.0 million for 2009 to US$3.3 million in 2010. This increase was primarily due to increased expenses incurred to run a public reporting company in the United States. As a percentage of revenues, general and administrative expenses increased from 0.8% for 2009 to 1.7% for 2010.

Operating Income

As a result of the factors discussed above, our operating income increased US$4.1million, or 43.1%, from US$9.5 million for 2009 to US$13.6 million in 2010. As a percentage of revenues, our operating income decreased from 7.6% for 2009 to 7.1% for 2010.

Interest Expense

Interest expense (net) increased US$633,824, from US$331,739 in 2009 to US$965,563 in 2010 as the result of the increase in the level of our debt financing, rise in benchmark interest rate and tightening in credit policy by China government in late 2010.  Our bank financing has increased by over $8 million from $10 million in bank loans for 2009 to $18 million, and the benchmark interest rate has risen by 0.5% from 5.31% for 2009 to 5.81% in 2010.

Provision for Income Taxes

Provision for income taxes increased US$1.3 million, or 56.0%, from US$2.3 million for 2009 to US$3.6 million in 2010. This increase in the provision for income taxes was primarily attributable to the increase in our pre-tax income by 28.7% over 2009. Our effective tax rates were 25.6% in 2009 and 28.6% in 2010.

Net Income

As a result of the foregoing, net income attributable to the Company increased US$2.5 million, or 39.1%, from US$6.4 million for 2009 to US$8.9 million for 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

As of December 31, 2010, we had cash of US$10.8 million in our bank accounts, and additionally, we have set aside $17 million for restricted cash on bankers acceptance. The increase in our cash balance as at December 31, 2010 reflects the combined result of proceeds received from a successful IPO of $20 million, cash generated from operating activities of $5.1 million and various bank borrowings through short term loans and bankers acceptance notes of $36.3 million.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our planned ongoing construction and day to day business operations. In addition to working capital to support our routine activities, we will also require funds for the construction and upgrading of crucial facilities, acquisition of assets and/or equity, and repayment of debt.

Our future capital expenditures will include building new fueling facilities, increase blending and storage capacity, berth improvement, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Our operating and capital requirements in connection with supporting our expanding operations and introducing our products to the expanded areas have been and will continue to be significant to us. Although we are profitable, and have been profitable, for the years ended December 31, 2010 and 2009, our growth strategy, which is initially focused on accretive acquisitions and organically expanding our product into expanded areas  will require substantial capital which we may not be able to satisfy solely through our operations.

We estimate $9.5 million will be needed in the fiscal 2011 to fund the construction projects for new blending and storage facilities and the improvement and upgrades of our existing facilities.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded operation and broadened distribution channels will be the primary organic source of funds for future operating activities in 2011. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, we may rely on bank borrowing, if available as well as capital raises.

The following table sets forth a summary of our cash flows for the periods indicated:

	2010	2009
Cash flow data:
Net cash provided by operating activities	5,160,837	368,036
Net cash used in investing activities	(42,632,207)	(4,348,034)
Net cash provided by financing activities	45,551,684	584,720
Effect of exchange rate on cash	1,193,780	10,374
Net changes in cash	9,274,094	(3,384,904)
Cash at beginning of period	1,539,009	4,923,913
Cash at end of period	10,813,103	1,539,009

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2010 was US$5.2 million, which was primarily attributable to the following factors:

(1) net income of US$8.9 million;
(2) an increase in accounts receivables of US$3.8 million and advances from customers of US$5.5 resulting from more overall revenue and increased retail sales;
(3) a decrease in inventories of US$0.8 million as a result of increased sales in peak season and an increase in advances to suppliers of $6.1 million resulting from increased prepayment for inventory rebuilding;
(4) an increase in other receivables of US$1.6 million due to increased prepayment for services and deposits under signed agreements;
(5) a decrease in tax payable of US$0.7million;
(6) an increase in accounts payable of US$0.9 million in line with increased purchasing; and
(7) an increase in other payable of US$0.3 million resulting from increased temporary borrowings from various parties.
(8) an increase in accured liabilities of US$02 million attributable to fees for leasing storage tanks;
(9) an increase in construction project payable of US$0.5 million resulting from Donggang Xingyuan construction;
(10) an increase in other assets of US$0.5 million as deposits to taxation authorities for approval of operations;

Net cash provided by operating activities for the year ended December 31, 2009 was US$0.37 million, which was primarily attributable to the following factors:

(1) net income of US$6.42 million;
(2) an increase in accounts receivables of US$0.99 million as a result of increased revenue and the retail ratio;
(3) an increase in inventories of US$8.58 million and advances to suppliers of $5.51 million resulting from inventory rebuilding in order to meet increasing demand;
(4) A decrease in other receivables of US$0.71 million;
(5) an increase in tax payable of US$7.42 million due to increased revenue and earnings;
(6) an increase in accounts payable of US$0.27 million in line with increased purchasing; and
(7) an increase in other payable of US$0.88 million.

Investing Activities

Cash used in investing activities was US$42.6 million for the year ended December 31, 2010, which was attributable to:

(1) cash paid for acquisition of Mashan and Hailong of US$1.0 million

(2) cash acquired by acquisition of Hailong of US$1.2 million
(3) US$17.0 million certificate of deposits deposited in Shenzhen Development Bank, Huaxia Bank and Yingkou Bank
(4) expenditures in construction projects of US$14.0 million to expand the production capacity in Nanlian, Zhejiang province; Panjin, Liaoning province; Dongying, Shandong province
(5) expenditures in finished construction of port and blending facilities of US$10.6 million in Donggang, Liaoning province; and
(6) collection of related party receivables of $0.1 million.
(7) Prepayment of US$1.4 million for purchase of land use right.

Cash used in investing activities was US$4.35 million for the year ended December 31, 2009, which was attributable to:

(1) consideration paid for acquisition of Xiangshan Nanlian of US$2.21 million
(2) US$1.52 million certificate of deposits collected back from Shanghai Pudong Development Bank
(3) expenditures in construction projects of US$0.50 million to expand the production capacity in Donggang, Liaoning province and Nanlian, Zhejiang province
(4) expenditures in purchase of property and equipment of US$8.07 million to add more production capacity in Donggang, Liaoning province; and
(5) collection of related party receivables of $4.92 million.

Financing Activities

Cash provided by financing activities was US$45.5 million for the year ended December 31, 2010. It consists of bank borrowings of 31.7 million in short-term bank notes and $4.5 million in short term loans as well as proceeds of $20 million from our IPO. In 2010, the cash used to repay the bank loans and repurchase stocks was US$10.2 million and US$05 million, respectively .

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain of our accounting policies are considered critical, due to the level of subjectivity and judgment necessary in applying these policies and because the impact of these estimates and assumptions on our financial condition and operating performance may be material. Based on the foregoing, we have identified the following accounting policies and estimates that we believe are most critical in the preparation of our consolidated financial statements: revenue recognition, accounting for stock-based compensation and income taxes. We have used methodologies that are consistent from year to year in all material respects.

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

As an industry wide practice, we require advances from customers for substantially all sales. Such advances are not recognized as revenues when received as they represent down payments from customers for the marine fuel products and the delivery is not yet completed .

Stock-Based Compensation

We use the Black-Scholes options pricing model to determine the fair value of stock options. The fair value of the Company’s restricted stock unit is calculated based on the fair market value of Andatee’s stock on the date of grant. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by Andatee’s stock price as well as assumptions regarding a number of complex and subjective variables.
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

New Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (amendments to FASB ASC Topic 805, Business Combinations). The guidance in ASU 2010-29 provides amendments to clarify the acquisition date which should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (amendments to FASB ASC Topic 350, Intangibles—Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term notes. Although the interest rates on our short-term notes are fixed during their respective terms, the terms are typically 12 months or less and interest rates are subject to change upon renewal. The interest rates on our short-term notes are determined by reference to the benchmark interest rates set by the People’s Bank of China, or the PBOC. Since April 28, 2006, the PBOC has increased the benchmark interest rate of RMB bank notes with a term of 6 to 12 months 12 times, seven consecutive increases followed by five consecutive decreases, by 0.27% on most occasions. As a result, from 2006 to 2010, the benchmark interest rate for these RMB bank notes increased from 5.85% to 7.47% then decreased to 5.31%, in the forth quarter of 2010 interest rate bounced back to 5.81% again and the interest rate applicable to us increased from 6.696% to 8.217% then decreased to 5.841%, thereafter back to 6.696% over the same period. Any future increase in the PBOC’s benchmark interest rate will result in an increase in our interest expenses. A 1.0% increase in the annual interest rates for all of our credit facilities as of December 31, 2010 would decrease income from continuing operations before income taxes by approximately RMB900,000 ($141,831)) for the year ended December 31, 2010. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

While our reporting currency is the U.S. dollar, to date all of our revenue and expenses are denominated in RMB and the majority of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollar and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues a nd assets as expressed in our U.S. dollar financial statements will decline. For example, as reported in our U.S. dollar financial statements included in this report, our revenues for the year ended December 31, 2010 were $191.2 million, representing revenues of RMB1,300.9 million at the average rate of RMB6.77875 to $1.00 for the year ended December 31, 2010. If the value of the RMB were to depreciate by approximately 10% to RMB7.4566 to $1.00, the value of the same amount of RMB-denominated revenue in U.S. dollars would be $174.5 million. The fluctuations in the exchange rate would affect our financial results translated in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.
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

	Renminbi per U.S. Dollar Noon Buying Rate
	Average(1)	High	Low	Period-End
Year ended December 31,
2004(1)	8.2768	8.2774	8.2764	8.2765
2005(1)	8.1826	8.2765	8.0702	8.0702
2006(1)	7.9579	8.0702	7.8041	7.8041
2007(1)	7.5806	7.8127	7.2946	7.2946
2008(1)	6.9193	7.2946	6.7800	6.8225
2009(1)(2)	6.8408	6.8430	6.7880	6.8372
For the months of
January 2010	6.8346	6.8295	6.7836	6.8369
February 2010	6.8376	6.8336	6.7941	6.8367
March 2010	6.8359	6.8268	6.8136	6.8361
April 2010	6.8328	6.8280	6.7471	6.8358
May 2010	6.8365	6.8315	6.8000	6.8315
June 2010	6.8309	6.8233	6.7616	6.8086
July 2010	6.7861	6.7813	6.7595	6.789
August 2010	6.7960	6.7982	6.7547	6.8130
September 2010	6.7581	6.8055	6.6746	6.6981
October 2010	6.6772	6.6905	6.6310	6.6718
November 2010	6.6526	6.6909	6.250	6.6614
December 2010	6.6518	6.6748	6.6018	6.6018
January 2011	6.5967	6.6357	6.5819	6.5831
February 2011	6.5769	6.6035	6.5543	6.5730
March 2011(2)	6.5703	6.5755	6.5575	6.5747

(1)	The average rate of exchange is calculated using the average of the exchange rates on the last day of each month during the period.

(2)	Through March 18, 2011.

Our business is primarily conducted in China and all of our revenues are denominated in Renminbi. This report contains translations of Renminbi amounts into U.S. dollars at specified rates solely for the convenience of the reader. Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the noon buying rate in New York City for cable transfers in Renminbi per U.S. dollar as certified for customs purposes by the Federal Reserve Bank of New York. On March 18, 2011, the noon buying rate was approximately RMB6.57 to $1.00. No representation is made that the Renminbi amounts referred to in this report could have been or could be converted into U.S. dollars at any particular rate or at all.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Andatee China Marine Fuel Services Corporation

We have audited the accompanying combined and consolidated balance sheets of Andatee China Marine Fuel Services Corporation and subsidiaries as of December 31, 2010 and 2009 and the related  combined and consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2010 and 2009. These combined and consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andatee China Marine Fuel Services Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
March 31, 2011

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

COMBINED AND CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(Audited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$10,813,103	$1,539,009
Accounts receivable, net	6,203,662	2,515,403
Other receivables, net	2,909,634	1,307,474
Inventories	12,542,421	13,302,530
Advances to suppliers	14,396,859	7,691,266
Deposit for acquisition of land use rights	1,397,443	-
Related party receivable	-	122,667
Prepaid expense	455,700	150,943
Deferred tax assets	45,004	112,743
Other current assets	452,928	-
Total current assets	49,216,754	26,742,035
Property, plant and equipment, net	21,443,141	10,441,246
Construction in progress	14,622,609	632,202
Intangible assets, net	2,839,383	2,691,974
Goodwill	1,156,034	1,117,923
Restricted cash	17,022,770	-
Total assets	$106,300,691	$41,625,380

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,445,218	$565,802
Short-term loan	4,536,586	10,238,109
Taxes payable	10,195,420	11,001,715
Advances from customers	6,900,193	456,715
Accrued liabilities	193,517	-
Dividends payable	239,766	231,861
Bank notes payable	31,761,396	-
Construction project payable	480,403	-
Other payable	635,332	287,914
Total current liabilities	56,387,831	22,782,116
Total liabilities	56,387,831	22,782,116
Commitments and contingencies

Equity
Stockholder’s equity of the Company
Common stock: par value $.001; 50,000,000 shares authorized; 9,610,159 and 6,000,000 shares issued and outstanding at December 31, 2010 and December 31, 2009 respectively	9,610	6,000
Treasury stock, at cost	(497,693)	-
Additional paid-in capital.	29,827,160	9,533,619
Other comprehensive income	1,806,405	488,640
Retained earnings	16,443,005	7,543,994
Total stockholders' equity of the Company	47,588,487	17,572,253
Noncontrolling interest	2,324,373	1,271,011
Total equity	49,912,860	18,843,264
Total liabilities and equity	$106,300,691	$41,625,380

The accompanying notes are an integral part of these combined and consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years ended December 31,
	2010	2009
	(Audited)	(Audited)
Revenues	$191,174,178	$124,277,622
Cost of revenues	170,145,434	110,201,272
Gross profit	21,028,744	14,076,350
Operating expenses
Selling expenses	4,101,342	3,551,292
General and administrative expenses	3,339,235	1,029,840
Total operating expenses	7,440,577	4,581,132
Income from operations	13,588,167	9,495,218
Other income (expense)
Interest expense	(965,563)	(331,739)
Other expense	(79,401)	(221,032)
Total other income (expense)	(1,044,964)	(552,771)
Net income before tax provision	12,543,203	8,942,447
Tax provision	3,582,995	2,292,266
Net income	8,960,208	6,650,181
Net income attributable to the noncontrolling interest	61,197	233,144
Net income attributable to the Company	$8,899,011	$6,417,037
Foreign currency translation adjustment	1,317,765	33,812
Comprehensive income attributable to the Company	10,216,776	6,450,849
Comprehensive income attributable to the noncontrolling interest	61,197	233,144
Comprehensive income	$10,277,973	$6,683,993
Basic and diluted weighted average shares outstanding	9,395,767	6,000,000
Basic and diluted net earnings per share	$0.95	$1.11

The accompanying notes are an integral part of these combined and consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009
	(Audited)	(Audited)
Cash flows from operating activities:
Net income attributable to the Company	$8,899,011	$6,417,037
Adjustments to reconcile net income to net cash
provided by operating activities:
Noncontrolling interest	61,197	233,144
Option issued for services	307,642	-
Depreciation	530,114	410,269
Amortization	70,622	69,494
Bad debt allowance	(270,955)	212,473
Loss on disposal of property, plant and equipment	70,897	-
Changes in operating assets and liabilities:
Accounts receivable	(3,832,036)	(992,664)
Inventories	794,696	(8,584,537)
Other receivables	(1,174,819)	713,655
Advances to suppliers	(6,108,460)	(5,514,286)
Related party receivable	-	(122,601)
Prepaid expense	(292,274)	(150,862)
Accounts payable	879,416	269,125
Accrued liabilities	193,517	-
Advances from customers	5,475,211	(885,912)
Taxes payable	(741,858)	7,417,310
Construction project payable	480,403	-
Other payable	271,441	876,391
Other assets	(452,928)	-
Net cash provided by operating activities	5,160,837	368,036
Cash flows from investing activities
Consideration for acquisition	(1,060,002)	(2,210,242)
Cash acquired by acquisition	1,253,277	-
Certificate of deposit	(17,022,770)	1,520,272
Purchase of property and equipment	(10,558,709)	(8,073,606)
Construction contracts	(13,969,227)	(503,661)
Payment toward purchase of land use right	(1,397,443)	-
Payment received from related party	122,667	4,919,203
Net cash used in investing activities	(42,632,207)	(4,348,034)
Cash flows from financing activities
Proceeds from Initial Public Offering	19,989,504	-
Proceeds from short term loans	4,536,586	7,309,001
Repayment of short term loans	(10,238,109)	-
Collection from escrow account for bank notes		6,724,281
Proceeds from bank notes	31,761,396	-
Repayment of bank notes	-	(13,448,562)
Repurchase of common stock	(497,693)	-
Net cash provided by financing activities	45,551,684	584,720
Effect of exchange rate on cash	1,193,780	10,374
Net increase in cash and cash equivalents	9,274,094	(3,384,904)
Cash and cash equivalents, beginning of period	$1,539,009	$4,923,913
Cash and cash equivalents, end of period	$10,813,103	$1,539,009
Supplemental cash flow information:
Cash paid during the period for:
Interest	$890,315	$478,610
Income taxes	$2,775,965	$1,121,660

The accompanying notes are an integral part of these combined and consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Andatee China Marine Fuel Services Corporation Shareholders
	Common stock		Treasury	Additional paid-in	Accumulated other comprehensive	Retained	Total shareholders’	Non-Controlling
	Share	Amount	Stock	Capital	income	earnings	equity	Interest	Total
Balance as of December 31, 2008	6,000,000	$6,000		$9,533,619	$454,828	$1,126,957	$11,121,404	$1,037,867	$12,159,271
Net income	-	-		-	-	6,417,037	6,417,037	233,144	6,650,181
Foreign currency translation adjustment	-	-	-	-	33,812	-	33,812	-	33,812
Balance as of December 31, 2009	6,000,000	$6,000	$-	$9,533,619	$488,640	$7,543,994	$17,572,253	$1,271,011	$18,843,264
Proceeds of IPO	3,605,159	3,605	-	19,985,899	-	-	19,989,504	-	19,989,504
Repurchase of common stock	-	-	(497,693)	-	-	-	(497,693)		(497,693)
Options granted to directors	-	-	-	143,427	-	-	143,427	-	143,427
Options granted to Management	-	-	-	141,020	-	-	141,020		141,020
Shares issued for IR services	5,000	5	-	23,195	-	-	23,200		23,200
Net income	-	-	-	-	-	8,899,011	8,899,011	61,197	8,960,208
Acquisition of 52% ownership in Mashan	-	-	-	-	-	-	-	508,182	508,182
Acquisition of 52% ownership in Hailong	-	-	-	-	-	-	-	483,983	483,983
Foreign currency translation adjustment	-	-	-	-	1,317,765	-	1,317,765	-	1,317,765
Balance as of December 31, 2010	9,610,159	$9,610	$(497,693)	$29,827,160	$1,806,405	$16,443,005	$47,588,487	$2,324,373	$49,912,860

The accompanying notes are an integral part of these combined and consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

On March 26, 2009, Fusheng, Xingyuan and the stockholders of Xingyuan entered into a series of agreements, as described below (the Consulting Services Agreement, the Operating Agreement, the Equity Pledge Agreement, the Option Agreement and the Proxy and Voting Agreement). Under these agreements Goodwill Rich obtained the ability to direct the operations of Xingyuan and its subsidiaries and to obtain the economic benefit of their operations. Therefore, management determined that Xingyuan became a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 (originally issued as FASB Interpretation (“FIN”) No. 46(R) “Consolidated Variable Interest Entities - an interpretation of ARB No. 51”), and Goodwill Rich (and the Company after the October 16, 2009 share exchange described above) was determined to be the primary beneficiary of Xingyuan and its subsidiaries. Accordingly, beginning March 26, 2009, Goodwill Rich (and the Company after the October 16, 2009 share exchange described above) has consolidated the assets, liabilities, results of operations and cash flows of Xingyuan and its subsidiaries in its financial statements. The agreements between the Goodwill Rich and Xingyuan were entered into to facilitate raising capital for the operations of Xingyuan through an offering of the Company’s common stock on the Nasdaq Capital Market, and Goodwill Rich paid no consideration to Xingyuan or its stockholders for entering into the agreements under which Xingyuan became a VIE, provided, however, that Mr. An Fengbin, the principle stockholder of Xingyuan became the chairman and CEO of the Company, and Mr. An Fengbin and the other stockholders of Xingyuan have certain rights or options to acquire the 6,000,000 shares of the Company’s common stock issued in the share exchange between the Company and Goodwill Rich at later dates when permitted by PRC laws and regulations. Mr. An Fengbin remains the principle stockholder of Xingyuan after the completion of the share exchange between Goodwill Rich and Andatee described above.

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

As a result of the above, the accompanying combined and consolidated financial statements contain:

•
for the period from December 31, 2008 to March 26, 2009, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary (adjusted for the effects of the August, 2009 recapitalization with Andatee) combined with those of Xingyuan and its subsidiaries; and

•
for the period from March 26, 2009 to December 31, 2010, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary (adjusted for the effects of the August, 2009 recapitalization with Andatee) consolidated with those of its VIE, Xingyuan, and its subsidiaries.

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

Equity Pledge Agreement. Under the equity pledge agreement between Xingyuan, the Xingyuan Stockholders and Fusheng, the Xingyuan Stockholders pledged all of their equity interests in Xingyuan to Fusheng to guarantee Xingyuan’s performance of its obligations under the following agreements entered into by Fusheng and Xingyuan: (a) the Exclusive Consulting Agreement dated March 26, 2009, (b) the Operating Agreement dated March 26, 2009 and (c) any other agreements to be entered into by and between Fusheng and Xingyuan from time to time with respect to Fusheng’s provision of services to Xingyuan and Fusheng’s collection of appropriate charges from Xingyuan (collectively, (a), (b) and (c) are the “Service Agreements”). If Xingyuan or Xingyuan’s Stockholders breach its respective contractual obligations, Fusheng, as pledge, will be entitled to certain rights, including but not limited to the right to sell the pledged equity interests. The stockholders of Xingyuan agreed that without Fusheng’s prior written consent, they will not transfer any equity interest, create or permit to exist any pledge that may damage Fusheng’s rights or interests in the pledged equity interests, or cause Xingyuan’s meeting of stockholders or board of directors to pass any resolutions about the sale, transfer, pledge or other disposal of the lawful right to derive income from any equity interest in Xingyuan or about the permission of the creation of any other security interests thereon. The term of this agreement is the same as the longest of the Service Agreements. If the term of any Service Agreement is renewed, the term of this agreement will extend accordingly.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying combined and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The combined and consolidated financial statements include the combined revenues, expenses and cash flows of Xingyuan and its subsidiaries as of and for the period ended March 26, 2009 and on a consolidated basis from the date that Xingyuan became a consolidated VIE of the Company (see Note 1). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the financial statements. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of the Company’s subsidiary in Hong Kong is the US dollars while the local currencies of the Company’s subsidiary, VIE and its subsidiaries in China is the Renminbi (“RMB”). Accordingly, assets and liabilities of the China entities are translated into US dollars at the spot rates in effect as of the balance sheet date. Revenues, costs and expenses are translated using monthly average exchange rates during the reporting period. Gains and losses resulting from foreign currency translation to reporting currency are recorded in accumulated other comprehensive income in the statements of changes in shareholders’ equity for the years presented.

Foreign currency transactions are translated at the spot rates on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

Financial Instruments

Financial instruments consist of cash and cash equivalents, investments, derivatives and debt. The carrying values of cash and cash equivalents and short-term investments approximate fair value due to the short-term nature of these instruments.

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash and cash equivalent, accounts receivable, inventories, advance to suppliers, accounts payable, short term loans, bank notes payable and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

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

As of December 31, 2010, all of the Company’s cash was on deposit at financial institutions in the PRC where there is currently no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

For fiscal year ended December 31, 2010, there were two customers accounted for 10.7% and 10.3% of the Company’s total revenues. There were two customers accounted for 12.8% and 11.9% of the total revenues for the fiscal year ended December 31, 2009.

For the year ended December 31, 2010, 20.7% and 25.4% of the Company’s raw materials came from two suppliers. The advances to these two suppliers were $6,124,167 and $48,963 at December 31, 2010, respectively. The total balance of advances to suppliers at December 31, 2010 was $14,396,859, which was non-interest bearing and unsecured.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360 (originally Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of December 31, 2010 and 2009, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. The Company performs its impairment test on an annual basis. The Company determined that there was no impairment of goodwill as of December 31, 2010.

Intangible Assets

Intangible assets consist mainly of land use rights and software. The intangible assets are amortized using straight-line method over the life of the rights and assets.

The details of land use rights are as follows:

Location	Land Size	Amount	Terms
	(square meter)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$2,273,209	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$584,654	July 16, 2008 – May 15, 2058
Mashan Village, Chengshan Town, Shandong Province	3,659.57	$112,919	Government assignment
Total Land Use Rights		$2,970,782

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 (now codified at FASB ASC Topic 810) also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FASB ASC Topic 810 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted SFAS No. 160 for the accompanying consolidated financial statements.

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

As an industry wide practice, we require advances from customers for substantially all sales. Such advances are not recognized as revenues when received as they represent down payments from customers for the marine fuel products and the delivery is not yet completed .

Stock-Based Compensation

In December 2004, the FASB issued SFAS No 123(R) “Share-Based Payment (now codified at FASB ASC Topic718)” which prescribes accounting and reporting standards for all stocks based compensation plans, including employer stock options, restricted stock, employee stock options plans and appreciation rights.

The Company uses the Black-Scholes options pricing model to determine the fair value of stock options. The fair value of the Company’s restricted stock unit is calculated based on the fair market value of the Company’s stock on the date of grant. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. ( See Note 15).

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

The Company contributed $40,692 and $33,511 for the years ended December 31, 2010 and 2009, respectively.

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

Earnings per Share

The Company computes net earnings per share in accordance with FASB ASC Topic 260 Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for that period.

Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options, vesting of restricted stock units and conversion of preferred stock (none outstanding) for all periods, except in situations where inclusion is anti-dilutive.

The retroactive effect of the reverse stock split on October 19, 2009 has been reflected in both the basic and diluted net income per share.

Comprehensive Income (Loss)

FASB ASC Topic 220 Comprehensive Income establishes standards for reporting and display of comprehensive income and its components in the financial statements.

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

Comprehensive income consists of net income and net unrealized foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income.

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

In February 2010, the FASB issued FASB ASC Update 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures About Fair Value Measurements,” ASU Update 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU Update 2010-06 is effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which are effective January 1, 2011. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (amendments to FASB ASC Topic 805, Business Combinations). The guidance in ASU 2010-29 provides amendments to clarify the acquisition date which should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (amendments to FASB ASC Topic 350, Intangibles—Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

3. Business Acquisition

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

For the Year Ended December 31, 2010

	Historical
	The Company	Hailong	Adjustment	Pro-forma
Revenues	$131,364,805	$5,373,265	$-	$136,738,070
Income from operations	$9,917,257	$18,277	$-	$9,935,534
Net income attributable to the Company	$6,687,379	$12,426	$-	$6,699,805
Pro forma basic earnings per share attributable to the Company				$0.72	*
Pro forma diluted earnings per share attributable to the Company				$0.72	*

For the Year Ended December 31, 2009

	Historical
	The Company	Hailong	Adjustment	Pro-forma
Revenues	$124,277,622	$629,746	$-	$124,907,368
Income from operations	$9,495,218	$8,214	$-	$9,503,432
Net income attributable to the Company	$6,417,037	$6,363	$-	$6,423,400
Pro forma basic earnings per share attributable to the Company				$1.07	*
Pro forma diluted earnings per share attributable to the Company				$1.07	*

*
Pro forma basic net income per common share is computed using the pro forma weighted average number of common shares outstanding during the periods (9,265,175 shares and 6,000,000 shares for the year ended December 31, 2010 and 2009, respectively). Pro forma diluted net income per share is computed using the pro forma weighted average number of common shares and common share equivalents outstanding during the periods (9,265,175 shares and 6,000,000 shares for the nine months ended December 31, 2010 and 2009, respectively, and no shares equivalents).

The pro forma adjustments represent no inter-company sales from Xingyuan to Hailong.

4. Accounts Receivables

The Company’s Accounts Receivables are summarized as follows:

	As of December 31,
	2010	2009

Trade accounts receivables	$6,383,678	$2,551,642
Allowances for doubtful accounts	(180,016)	(36,239)
Accounts receivables, net	$6,203,662	$2,515,403

5. Other Receivables

 The Company’s Other Receivable are summarized as follows:

	As of December 31,
	2010	2009

Other receivables	$2,909,634	$1,722,206
Allowances for doubtful accounts	-	(414,732)
Other receivables, net	$2,909,634	$1,307,474

6. Inventories

The Company’s inventory consists of the following:

	As of December 31,
	2010	2009

Marine Fuel	$12,537,974	$13,298,794
Other consumables	4,447	3,736
Total	$12,542,421	$13,302,530

As of December 31, 2010 and 2009, $7,529,080 and $5,022,679, respectively, of Dalian Xingyuan’s inventory has been pledged as the collateral for Bankers Acceptance Notes from Shenzhen Development Bank (“SD Bank”) and Huaxia Bank (“HX Bank”).

7. Advances to suppliers

The Company’s advances to suppliers are summarized as follows:

	As of December 31,
	2010	2009

Vendor A	$6,124,167	$1,774,425
Vendor B	3,766,689	-
Vendor C	1,467,074	-
Vendor D	508,922	453,745
Vendor E	48,963	791,459
Vendor F	-	1,450,681
Other Vendors	2,481,044	3,220,956
Total	$14,396,859	$7,691,266

8. Property Plant and Equipment

The Company’s Property Plant and Equipment are summarized as follows:

	As of December 31,
	2010	2009

Property and buildings	$20,676,056	$10,226,544
Laboratory equipment	491,142	336,412
Boiler equipment	318,946	227,756
Marine bunker	213,600	206,559
Transportation vehicles	1,140,660	529,386
Office equipment	48,128	34,891
Electronic equipment	76,330	49,895
Leasehold improvement	96,385	-
Total	23,061,247	11,611,443
Less: Accumulated depreciation	(1,618,106)	(1,170,197)
Net Value	$21,443,141	$10,441,246

The depreciation expenses were $530,114 and $410,269 for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, $1,179,626 of Xingyuan’s property has been pledged as the collateral for a loan from Huaxia Bank (“HX Bank”).

9. Construction in Progress

The Company’s construction in progress is summarized as follows:

	As of December 31,
	2010	2009

Construction in progress, cost	$14,622,609	$632,202
Total	$14,622,609	$632,202

The construction projects as of December 31, 2010 and 2009 were constructions to build facilities to expand production capacity in Tianjin, Donggang, Panjin, Dongying and Nanlian. Balances represent mainly construction expenditures and equipment cost.

The following table states in details about costs incurred as each of the balance sheet date presented:

	As of December 31,
	2010	2009

Berth and berth improvement	$64,725	$437,109
Oil blending and storage tank	14,557,884	195,093
Total	$14,622,609	$632,202

10. Intangible Assets

The Company’s Intangible Assets are summarized as follows:

	As of December 31,
	2010	2009

Land use rights	$2,970,782	$2,763,649
Software	19,662	4,388
Total	2,990,444	2,768,037
Less: accumulated amortizations	(151,061)	(76,063)
Intangible assets, net	$2,839,383	$2,691,974

Nanlian’s land use rights of $2,273,209 have been pledged as collateral for a loan from Baotou Commerce Bank as of December 31, 2010.
Donggang Xingyuan’s land use rights of $584,654 have been pledged as collateral for a loan from Huaxia Bank as of December 31, 2010.

Amortization expenses ended December 31, 2010 and 2009 were $70,622 and $69,464, respectively.

The estimated aggregate amortization expense for intangible assets for the five succeeding year is $353,110 for years 2011 to 2015.

11. Restricted Cash

The Company’s Restricted Cash are summarized as follows:

	As of December 31,
	2010	2009

Escrow account	$17,022,770	$-
Total	$17,022,770	$-

According to the bank’s credit policy, the Company is required to deposit 50% or 30% of total BAC credit applied into the Escrow Account as guarantee. Upon the maturity of the BAC, the Company is required to deposit another 50% or 70% into the Escrow Account to clear the account.

12. Related Party Transactions

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

In March 2010, Donggang Aquatic Product Trading Center and Donggang Xingyuan Ship Repair Yard repaid the amount in full to the Company.

13. Short Term Loans

The Company has loans payable to financial institutions with interest rates ranging from 4.86% to 6.37% and maturity dates through August 12, 2011.

	Interest Rate
	(Per Annum)	12-31-10	12-31-09	Terms
SD Bank	5.84%	$-	$1,462,587	December 9, 2009 – June 9, 2010
SD Bank	4.86%	-	1,901,363	December 11, 2009 – June 11, 2010
SD Bank	4.86%	-	1,755,104	December 15, 2009 – June 15, 2010
SPD Bank	5.31%	-	2,193,881	November 30, 2009 – July 27, 2010
SPD Bank	5.84%	-	1,023,811	August 27, 2009 – July 27, 2010
Baotou Commerce Bank	5.84%	2,750,404	1,901,363	August 5, 2010 – July 15, 2011
Huaxia Bank	6.37%	1,966,182	-	August 12, 2010 – August 12, 2011
Total		$4,536,586	$10,238,109

14. Bankers Acceptance Notes

In 2010, the Company executed credit facilities with Shenzhen Development Bank (“SD Bank”), Yingkou Bank (“YK Bank”) and Huaxia Bank (“HX Bank”) that provided for working capital in the form of bank acceptance notes. Borrowings under the credit facility were made at bankers’ acceptance.

Beneficiary	Endorser	Origination Date	Maturity Date	Amount
Panjin Dalian Group	SD Bank	07-15-2010	01-15-2011	$7,562,237
Panjin Dalian Group	YK Bank	08-31-2010	03-03-2011	8,772,195
Panjin Dalian Group	YK Bank	09-02-2010	04-02-2011	9,377,174
Dalian Fusheng PetroChemical	HX Bank	10-11-2010	04-11-2011	6,049,790
Total				$31,761,396

Borrowings under this credit facility are made on a when-and-as-needed basis at the Company’s discretion. Ten thousand tons of marine fuel was pledged to be served as collateral against credit default. The Company is required to hold Restricted Cash of $17,022,770 with the above financial institutions as additional collateral against these bankers acceptance notes.

15. Stock Options

Under the Company’s 2009 Equity Incentive Plan, a total of 5,000,000 shares of common stock have been reserved for grants of stock-based awards. As of December 31, 2010, we have granted a total of 212,125options pursuant to the Plan.

On January 25, 2010, the Company granted 13,125 options from the Plan to its directors. The options have a 3-year life and with an exercise price of $6.30 per share. The stock options granted become exercisable (“vested”) immediately upon the grant date. The Company recognized $40,738 as related stock based compensation during the three months ended March 31, 2010.

On July 14, 2010, the Company granted a total of 160,000 options to two executive officers. The options have a 3-year life and a per share exercise price equal to $4.27 which is the fair market value of the stock on the date of grant. Of which, 60,000 options are immediately exercisable and the remaining will vest on each anniversary date of the grant over the next two years in the increment of 50,000 shares. The Company recognized $141,020 as stock based compensation in relation to this issuance for the year ended December 31, 2010.

On October 25, 2010, the Company granted a total of 39,000 options to three independent directors. The options have a 3-year life and a per share exercise price equal to $4.97 which is the fair market value of the stock on the date of grant. All the options vested immediately. The Company recognized $102,689 as stock based compensation in relation to this issuance for the year ended December 31, 2010.

The fair value of our stock options was estimated using the Black-Scholes model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

The weighted-average assumptions and value of options granted for years ended December 31, 2010 are summarized as follows:

Expected volatility	86%
Risk-free interest rate	1.13%
Expected dividend yield	-%
Expected life (in years)	3.25
Weighted-average estimated value	$2.77

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

The following is a summary of the stock options activity as of December 31, 2010:

	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2009	-	$-
Granted	212,125	$2.77
Forfeited	-	$-
Exercised	-	$-
Balance at December 31, 2010	212,125	$2.77

16.	Initial Public Offering

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

The combined and consolidated financial statements, including share and per share amounts, include the effects of the IPO because it was completed at January 26, 2010. Costs directly associated with the Company’s IPO have been recorded as a reduction of the proceeds received in arriving at the amount to be recorded in additional paid-in capital as of December 31, 2010. The Company filed its initial Form S-1 with the SEC on August 27, 2009 and closed its IPO on March 4, 2010.

17. Restricted Net Assets

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

Amounts restricted include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIE as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$3,078,000 and US$2,065,000 as of December 31, 2010 and 2009; therefore in accordance with Rules 504 and 4.08 (e) (3) of Regulation S-X, the condensed parent company only financial statements as of December 31, 2010 and 2009, for each of the years in the period ended December 31, 2010 and 2009 are disclosed in Note 22.

18. Taxes Payable

Taxes Payable consisted of the followings:

	December 31, 2010	December 31, 2009
Income Tax Payable	$4,216,770	$3,248,283
VAT Payable	5,138,502	7,504,252
Other Tax Payable	840,148	249,180
Total	$10,195,420	$11,001,715

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

Donggang Xingyuan is entitled to enjoy a special tax exemption granted by Donggang City whereby 20% of its paid EIT will be refunded to the Company.

The following table reconciles the Group’s effective tax rates for the periods ended:

	As of December 31,
	2010	2009

HK income taxes	—	—
China income taxes	25%	25%
Local income tax adjustment	3.6%	0.6%
Effective income tax rates	28.6%	25.6%

Deferred Tax

The provision for income taxes consists of taxes on income from operations plus unrecognized tax benefits from the application of FASB ASC Topic 740 plus changes in deferred taxes for the periods ended:

	As of December 31,
	2010	2009

Current	$3,515,256	$2,345,561
Deferred	67,739	(53,295)
Total	$3,582,995	$2,292,266

The charges for taxation are based on the results for the year as adjusted for items which are non-assessable or disallowed. They are calculated using tax rates that have been enacted or granted at the balance sheet dates.

The significant components of deferred tax expenses (benefits) are:

	As of December 31,
	2010	2009

Change in valuation allowance	$67,739	$(53,295)
Total	$67,739	$(53,295)

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. The following represents the significant components of deferred tax assets and liabilities:

	As of December 31,
	2010	2009

Deferred tax assets:
Change in valuation allowance	$45,004	$112,743
Deferred tax assets	$45,004	$112,743

19.	Fixed Asset Disposition

In 2010, the Company identified certain assets that were no longer in use or held for use and disposed of the foresaid assets. The details of the disposal are displayed as follows:

Asset Item	Historical Cost	Net Value	Proceeds on Disposal	Loss on Disposal
Production and office equipment	$106,401	$44,589	$-	$(44,589)
Transportation vehicle	$60,498	$26,308	$-	$(26,308)
Total	$166,899	$70,897	$-	$(70,897)

20. Treasury Stock

	As of December 31,2010
	Amount	Cost

Shares repurchased	91,192	$497,693
Total	91,192	$497,693

In October 2010, the Board of Directors of the Company approved and adopted the share repurchase plan of its common stock up to a value of $0.5 million, The plan remains valid through October 2011. We may (but are not obligated to) repurchase shares of our common stock from time to time on the open market or in privately negotiated transactions pursuant to the Exchange Act Rule 10b-5, Rule 10b5-1, Rule 10b-18 and other applicable SEC legal requirements. As of December 31, 2010, a total of 91,192 shares have been purchased from the open market at average price of $5.4576 per share, which means the maximum share repurchase amount has been reached and, therefore, no additional shares may be repurchased under the plan.

21. Commitment and Contingency

Lease Obligation

The Company has entered into several tenancy agreements for the lease of storage facilities, offices premises and berth use rights. The Company’s commitment for minimum lease payments under these operating leases for the next five years and thereafter is as follows:

For the year 2011	496,743
For the year 2012	615,385
For the year 2013	692,308
Thereafter	—
Total	$1,804,436

The leases are for one year and are renewable at the management’s discretion. Management believes that they will remain at these facilities for the next three years and have estimated that the commitments for minimum lease payments under these operating leases are approximately $1.8 million.

Share Purchase Agreement

In December 2008, the Company entered into a share purchase agreement with Chen Weiwen to purchase its 63% ownership of Xiangshan Yongshinanlian Petroleum Company, according to the foresaid agreement, the Company is bound to pay RMB 8,880,000 (approximately $1.3 million) for the remaining 37% ownership of Nalian to Mr. Chen upon his request after December 31, 2010.

Supply Agreements

In June 2010, the Company signed agreements with Haiyu Fishery Limited Corporation ("Haiyu") and Jinghai Group ("Jinghai") to supply marine fuel, on an exclusive basis, for a period of 10 years. Both Haiyu and Jinghai are located in Rongcheng City, Shandong province.

Under the terms of the agreement with Jinghai, the Company will be granted exclusive rights to supply Jinghai with up to 18,000 tons of marine fuel per year, for a period of 10 years, at a price of an annual payment of RMB 1 million (approximately USD 0.15 million) for the first three years to Jinghai.  Similarly, under the terms of its arrangement with Haiyu, the Company will receive exclusive rights to supply Haiyu with up to 12,000 tons of marine fuel per year and, for a period of 10 years.

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

In September 2008, in a separate joint-cooperation contract dispute by and between Dalian Xingyuan and Fuchang, Fuchang obtained a judgment against Dalian Xingyuan following a trial in the amount of RMB1,000,000. On August 15, 2009, the people’s court of first instance formed a new collegial panel and rendered its judgment in favor of Dalian Xingyuan, as a result of which judgment Dalian Xingyuan will not be required to pay the RMB1,000,000 penalties to Fuchang. Fuchang has appealed the verdict and lost on the appeal with the people’s court, thereby exhausting all of its appeals in this matter. Dalian Xingyuan is in the process of enforcing and collecting upon the judgment in this matter. There have not been any material developments on this matter as of the date hereof.

22. Parent Company Only Condensed Financial Information

Condensed Balance Sheets

	As of December 31,
	2010	2009

ASSETS
Noncurrent assets
Investment in subsidiaries	47,588,487	17,572,253
Total noncurrent assets	47,588,487	17,572,253
Total assets	$47,588,487	$17,572,253
LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies
Stockholders' equity
Common stock: par value $.001; 50,000,000 shares authorized; 9,610,159 and 6,000,000 shares issued and outstanding at December 31, 2010 and December 31, 2009 respectively	9,610	6,000
Treasury stock, at cost	(497,693)	-
Additional paid in capital	29,827,160	9,533,619
Other comprehensive income	1,806,405	7,543,994
Retained earnings	16,443,005	488,640
Total stockholders’ equity	47,588,487	17,572,253
Total liabilities and stockholders' equity	$47,588,487	$17,572,253

Condensed Statements of Income:

	As of December 31,
	2010	2009

Operating income
Equity in profit of subsidiaries & VIE	$8,899,011	6,417,037
Net income attributable to the Company	$8,899,011	6,417,037

Condensed Cash Flow Statements

	As of December 31,
	2010	2009
Cash flows from operating activities:
Net income	$8,899,011	$6,417,037
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in profit of subsidiaries & VIE	(8,899,011)	(6,417,037)
Net cash provided by operating activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

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

23. Subsequent Events

On February 15th, 2011, Dalian Xingyuan obtained banker acceptance notes of RMB 20million (approximately $3.0million) with Yingkou Bank by depositing RMB 10 million (approximately $1.5 million) in advance for six months, maturing on August 15th, 2011; On February 16th, 2011, Dalian Xingyuan obtained banker acceptance notes of RMB 18million (approximately $2.7million) with Yingkou Bank by depositing RMB 9 million (approximately $1.4 million) in advance for six months, maturing on August 16th, 2011; On February 21th, 2011, Dalian Xingyuan obtained banker acceptance notes of RMB 20million (approximately $3.0million) with Yingkou Bank by depositing RMB 10 million (approximately $1.5 million) in advance for six months, maturing on August 21th, 2011.

On February 28th, 2011, Dalian Xingyuan obtained banker acceptance notes of RMB 10million (approximately $1.5million) with Huaxia Bank by depositing RMB 3 million (approximately $0.5 million) in advance for six months, maturing on August 28th, 2011, as well as a standard loan of RMB 5million (approximately $0.8million) from the same bank, maturing on February 28th, 2012.

On March 11th, 2011, Dalian Xingyuan obtained banker acceptance notes of RMB 30million (approximately $4.6million) with Shenzhen Development Bank by depositing RMB 15 million (approximately $2.3 million) in advance for six months, maturing on September 11th, 2011; On March 15th, 2011, Dalian Xingyuan obtained banker acceptance notes of RMB 30million (approximately $4.6million) with Shenzhen Development Bank by depositing RMB 15 million (approximately $2.3 million) in advance for six months, maturing on September 15th, 2011;

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Based on this evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

The following table sets forth the names and ages of our directors and executive officers as of March 18, 2011. Our Board oversees the business affairs of our company and monitors the performance of management. Under our Bylaws, the Board size may not exceed 6 members. Presently, there are five Board members. At each annual meeting, shareholders elect directors for a full term or the remainder thereof, as the case may be, to succeed those whose terms have expired. Each director holds office for the term for which he or she is elected or until his or her successor is duly elected. Officers are appointed by, and serve at the pleasure of, our Board.

Name	Age	Position

An Fengbin	44	Chairman, President and Chief Executive Officer

Wen Tong	34	Chief Financial Officer, Director

Sun Xun	42	Chief Operating Officer (6)

Wen Jiang	47	Independent Director (1)(2)(3)(4)

Yudong Hou	42	Independent Director (1)(2)(3)(5)

Francis N.S. Leong	66	Independent Director (1)(2)(3)(7)

Bai Jinhai	71	Chief Technology Officer

__________________________

(1)              Member of the Audit Committee.

(2)              Member of the Compensation Committee.

(3)              Member of the Nominating and Governance Committee.

(4)              Audit Committee financial expert

(5)              Appointed to fill the vacancy resulting from Yu Bing’s departure from the Board and Board committees in September 2010.

(6)              Appointed effective June 17, 2010 following Chen Yiqiang’s resignation from the same office for personal reasons.

(7)              Lead Independent Director.

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

Francis N.S. Leong has served as our director since July 2009. From 2003 to present, Mr. Leong has served as a Principal at Sungai River, Inc., an international financial consulting firm. Mr. Leong also holds directorships on the Boards of several public companies, including Boyuan Construction Group, Inc., a Chinese construction company (BOY - Toronto Stock Exchange Venture Board); and China Industrial Waste Management, Inc., an industrial waste collection company based in Dalian, China (CIWT - OTC-BB). Mr. Leong holds a Bachelor of Commerce degree from National Chengchi University in Taipei, Taiwan (1968) and a Master’s degree in Public Administration from Marriott School of Management, Brigham Young University, (1975). Francis N.S. Leong brings years of public company and accounting experience and expertise to his work on the Board and its standing committee.

Sun Xun joined the Company as new Chief Operating Officer effective as of June 17, 2010.  Mr. Sun brings to Andatee over 20 years of operational experience in the PRC petrochemical industry. He has been with the Company for over 5 years as operations manager. Prior to joining Andatee, Mr. Sun was a Sales Manager at a subsidiary of Heilongjiang Petrochemical Company. Prior to that, he was a Sales Manager for Dalian Hengda High Technology Co., Ltd. and Wuhan Chang Ning Engineering Co., Ltd.  From 1989 to 2002, he held various positions at Jiamusi Chemical Co., Ltd. And, during the last 4 years of his tenure at Jiamushi, he was appointed to the office of the Associate Director in the company’s sales department.

Yudong Hou was appointed as our director effective as of September 13, 2010.  Prior to this appointment, Mr. Hou has been Managing Director of Eastern Link Capital, an investment firm that seeks late stage and middle market investment opportunities in China.  Prior to that,;he served in various executive positions in a leading Chinese securities and investment bank, GF Securities, Inc. including as its Executive Vice President at the investment banking group, investment management group and GF Northern Securities, Inc. ; Mr. Hou was employed at Edward Jones in Newton, MA, as an investment representative and at Waddell & Reed Financial in Worcester, MA. ;he also served as Vice President and Chief Financial Officer of IDG Technology Venture Investment Company in Beijing, China.  Mr. Hou holds a Bachelor’s degree in Accounting from Economic Management School, North China University of Technology, Beijing, China (1992) and a Master’s degree in Finance from Sawyer School of Management Suffolk University (1999). He also holds FINRA Series 6, 7 and 63 securities licenses.  Yudong Hou brings to the Company, its Board and standing committees his expertise and substantial experience in the areas of investment banking, venture capital and capital finance.

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

There are no material proceedings to which any director, executive officer or affiliate of the Company, any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any associate of any such director, executive officer, affiliate or security holder is a party adverse to the Company or has a material interest adverse to the Company. There are no family relationships between any of the Company’s executive officers or directors and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director. There were no material changes to the procedures by which shareholders may recommend nominees to the Board since the Company’s last disclosure of such policies.

To the best of our knowledge, none of the following events have occurred during the past ten years that are material to an evaluation of the ability or integrity of any director, director nominee or executive officer of the Company:

·   any bankruptcy petition filed by or against, or any appointment of a receiver, fiscal agent or similar Officer for, the business or property of such person, or any partnership in which such person was a general partner or any corporation of which such person was an executive officer either, in each case, at the time of the filing for bankruptcy or within two years prior to that time;

·   any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·   being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities:

(i)           acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, Director or employee of any investment company, bank, savings and loan association or insurance company; or

(ii)          engaging in or continuing any conduct or practice in connection with such activity;

(iii)         engaging in any type of business practice; or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws.

·   being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to act as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, Director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

·   being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or federal commodities law, and the judgment in such civil action or finding by the SEC or the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

·   being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial instructions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

·   being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or person associated with a member.

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

Audit Committee. The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of its accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the standards provided by the Nasdaq Stock Market. Francis N.S. Leong is the Chairman of the Audit Committee; Yudong Hou and Wen Jiang are the other two members on the Committee.

Audit Committee Financial Expert. Our Board has also determined that Mr. Wen Jiang qualifies as an ‘‘audit committee financial expert’’ as defined under the federal securities laws. He is an “independent” member of our Board as defined under Rule 10A-3 under the Exchange Act.

Compensation Committee. The duties of the Compensation Committee include establishing any director compensation plan or any executive compensation plan or other employee benefit plan which requires shareholder approval; establishing significant long-term director or executive compensation and director or executive benefits plans which do not require stockholder approval; determination of any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee's authority; determining the overall compensation policy and executive salary plan; and determining the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO.  Although a number of aspects of the CEO’s compensation may be fixed by the terms of his employment contract, the Compensation Committee retains discretion to determine other aspects of the CEO’s compensation.  The CEO reviews the performance of the executive officers of the Company (other than the CEO) and, based on that review, the CEO makes recommendations to the Compensation Committee about the compensation of executive officers (other than the CEO). The CEO does not participate in any deliberations or approvals by the compensation committee or the Board with respect to his own compensation. The Compensation Committee makes recommendations to the Board about all compensation decisions involving the CEO and the other executive officers of the Company. The Board reviews and votes to approve all compensation decisions involving the CEO and the executive officers of the Company. The Compensation Committee and the Board will use data, showing current and historic elements of compensation, when reviewing executive officer and CEO compensation.  The Committee is empowered to review all components of executive officer and director compensation for consistency with the overall policies and philosophies of the Company relating to compensation issues. The Committee may from time to time delegate duties and responsibilities to subcommittees or a Committee member. The Committee may retain and receive advice, in its sole discretion, from compensation consultants. The Compensation Committee does not currently employ compensation consultants in determining or recommending the amount or form of executive and director compensation.  None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Wen Jiang is the Chairman of the Compensation Committee; Francis N.S. Leong and Yudong Hou are the other two members of this committee.

Nominating and Governance Committee. The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. Yudong Hou is the Chair of this Committee; Francis N.S. Leong and Wen Jiang are the other two members on the Committee.

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

Following the completion of the initial public offering of its securities in January 2009, the Company and, among others, its directors and executive officers, became subject to the reporting requirements under the Exchange Act.  Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, the Company believes that, except for Yudong Hou’s Form 3 filing on October 20, 2010 and An Fengbin’s Form 4 filing on November 26, 2010 (which Forms were inadvertently filed late and have been since filed with the SEC), all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors and security holders.

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

The following table sets forth information concerning the compensation for the fiscal year ended December 31, 2010, 2009 and 2008, respectively, of our (i) Chief Executive Officer, (ii) Chief Financial Officer, and (iii) all other executive officers (collectively, the ‘‘named executive officers’’):

• An Fengbin - President and Chief Executive Officer (Principal Executive Officer)

• Wen Tong – Chief Financial Officer (Principal Financial Officer)

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All other Compensation ($)	Total ($)

An Fengbin, President and	2010	$150,000	$125,000	$94,013	(3)	$0	$369,013
Chief Executive Officer (1)	2009	$71,883	$0	$0		$0	$71,883
	2008	$64,000	$20,000	$0		$0	$84,000

Wen Tong	2010	$50,000	$0	$47,007	(3)	$0	$97,007
Chief Financial Officer (2)	2009	$13,000	$0	$0		$0	$13,000
	2008	$13,000	$5,000	$0		$0	$18,000

(1)           The material terms and provisions of Mr. An’s Employment Agreement are disclosed below. On July 14, 2010, the Board, following the review and recommendation of the Compensation Committee of the Board, approved and adopted (i) an increase to An Fengbin’s annual base salary from USD$125,000 to $150,000, effective as of January 1, 2010; (ii) consistent with the terms and provisions of the Employment Agreement, an award Mr. An a one-time short term variable incentive pay in the amount of USD$125,000, which represents approximately 1.4% of the Company’s net income before taxes for the fiscal year ended December 31, 2009, and (iii) a grant of 100,000 stock options, vesting as follows: 40,000 options vesting on the date of the grant, 30,000 options – on the 1st anniversary of the grant and the remaining 30,000 options – on the 2nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010. Except as set forth above and footnote (2) below, there were no option grants, option exercises, options outstanding or stock vested in 2010 or 2009. We do not offer any pension benefit plans to our employees.

(2)           On July 14, 2010, the Board approved and adopted an increase to Wen Tong’s annual base salary from USD$16,000 to $50,000, effective as of January 1, 2010. The Board also approved a grant in the amount of 60,000 stock options, vesting in 3 equal annual installments as follows: 20,000 options vesting on the date of the grant, 20,000 options – on the 1st anniversary of the grant and the remaining 20,000 options – on the 2nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010.

(3)          Amounts under Option Awards represent the grant date fair value of options granted during 2010.

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

Outstanding Equity Awards at December 31, 2010

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

An Fengbin(1)	40,000	60,000	$4.27	July 14, 2020

Wen Tong(2)	20,000	40,000	$4.27	July 14, 2020

(1)           On July 14, 2010, the Board, following the review and recommendation of the Compensation Committee of the Board, approved, among other things, a grant of 100,000 stock options, vesting as follows: 40,000 options vesting on the date of the grant, 30,000 options – on the 1st anniversary of the grant and the remaining 30,000 options – on the 2nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010.

(2)           On July 14, 2010, the Board, following the review and recommendation of the Compensation Committee of the Board, approved, among other things, a grant of 60,000 stock options, vesting in 3 equal annual installments as follows: 20,000 options vesting on the date of the grant, 20,000 options – on the 1st anniversary of the grant and the remaining 20,000 options – on the 2nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010.

Director Compensation

The following table represents Board compensation in 2010:

	Fees Earned or
Name	or Paid in Cash		Option Awards		All Other Compensation (3)	Total

Francis Leong	$15,750	(1)	$56,956	(2)	$0	$72,706
Wen Jiang	$13,000	(1)	$42,236	(2)	$0	$55,236
Yu Bing(5)	$10,000	(5)	$11,640	(2)	$0	$21,640
An Fengbin (4)	$0		$94,013		$0	$94,013
Wen Tong (4)	$0		$47,007		$0	$47,007
Yudong Hou (6)	$4,000	(1)	$31,596	(2)	$0	$35,596

(1)           For the services on the Board and standing committees thereof, our non-management directors receive the following cash compensation: Mr. Leong - $12,000 per annum, payable in equal quarterly installments of $3,000; Mr. Jiang and Ms. Yu - each $10,000 per annum, payable in equal quarterly installments of $2,500. This compensation covers the member services in connection with, among other things, attending director meetings, whether in person or by telephone conference call. On July 14, 2010, our Board, following the review and recommendation of the Compensation Committee, approved the following changes to director compensation: (i) to increase the base retainer fee from USD$12,000 to $15,000 for the Chair of the Audit Committee and from USD$10,000 to $12,000 for the Chair of the Compensation Committee and the Nominating Committees, respectively; and (ii) to increase the annual stock option award to the Chair of the Audit Committee from 11,250 to 15,000 stock options and from 7,500 to 12,000 stock options for the Chair of the Compensation Committee and the Nominating Committees, respectively. The Board determined that such changes and grants, including the exercise price of such options) to be effective as of the first business day following the date of the 2010 annual meeting of the Company’s shareholders.

(2)           Amounts under Option Awards represent the grant date fair value of options granted during 2010. In accordance with the requirements of FASB Accounting Standards Codification Section 718 (previously SFAS No. 123(R)), the Company will charge the fair value of these options to expense in the 2nd quarter of 2010. Under the Board’s equity compensation policies, non-management directors will subsequently each receive annual grants of options to purchase shares of our common stock at an exercise price equal to the fair market value of the shares on the date of grant in the amounts to be determined by the Board and the Compensation Committee.

(3)           All directors will be reimbursed for their reasonable out of pocket expenses associated with attending meetings. There were no such expenses in 2010.

(4)           Management member of the Board who is not compensated for his Board service.

(5)           Resigned as a Board member for personal reasons effective as of September 1, 2010.

(6)           Appointed effective as of September 13, 2010.

2009 Equity Incentive Plan

In July 2009, our Board adopted, subject to the shareholder approval, the 2009 Equity Incentive Plan (the “Plan”) for our officers, directors, employees and outside consultants and advisors. We have developed this Plan to align the interests of (i) employees, (ii) non-employee Board members, and (iii) consultants and key advisors with the interests of our shareholders and to provide incentives for these persons to exert maximum efforts for our success and to encourage them to contribute materially to our growth. On September 27, 2009, our stockholders approved the Plan. As of the date hereof, we have issued 212,125 options pursuant to the Plan.

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

Our common stock constitutes our only voting securities. The table below provides beneficial ownership of our securities, to the best of our knowledge, by (i) each person known to us that beneficially owns more than 5% of our outstanding shares of common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group. As of March 1, 2011, there were 9,610,159 shares of our common stock issued and outstanding. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of No. 1 Bintao Garden, West Binhai Road, Xigang District, Dalian City, PRC.

	Number of
Name	Shares Owned (1)(6)	% of Class (2)

An Fengbin (2)	4,882,389	50.5%
Wen Tong (3)	60,000	*
Wen Jiang (4)	15,750	*
Yu Bing (4)(5)	3,750	*
Yudong Hou (4)(7)	12,000	*
Francis N.S. Leong (4)	20,625	*
Star Blessing Enterprises Ltd. (2)	4,651,200	48.39%
Wellington Management Company, LLP	703,328	7.32%
280 Congress Street , Boston, MA 02210 (8)
Wellington Trust Company, NA	703,328	7.32%
c/o Wellington Management Company, LLP
280 Congress Street , Boston, MA 02210 (9)
All directors and executive officers as a group (5 people)	4,950,764	50.94%

* Less than 1% percent.

(1)           For purposes of determining the amount of securities beneficially owned, share amounts include all common stock owned outright plus all shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days of the record date. The Percent of Class is based on the number of shares of the Company’s common stock outstanding as of the record date. Shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days of the record date, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other owners.

(2)                Mr. An Fengbin has the power to vote and dispose of all of the securities of Oriental Excel Enterprises Limited, a British Virgin Islands company (“OEEL”) pursuant to the August 2009 amendment to the March 26, 2009 agreement (the ‘‘Original Agreement’’) by and between Ms. Lai WaiChi, a citizen of Hong Kong, who holds 100% equity interest in OEEL (which entity, in turn, holds 100% equity interest in Star Blessing Enterprises Limited) and Mr. An Fengbin. Under the terms of the amendment to the Original Agreement, the parties agreed to (i) terminate Article 2 of the Original Agreement which set forth certain conditions of disbursement of Ms. Lai’s holdings of all of her holdings of the OEED securities (the ‘‘Transfer Shares’’), and (ii) replace Article 2 with an agreement that An Fengbin will be entitled to the Transfer Shares, in exchange for no consideration, in the event net income reported in the consolidated interim financial statements of Goodwill for the six month period ended June 30, 2009 is not less than $1.5 million. OEEL is the sole owner of the securities of Star Blessing Enterprises Limited, also a British Virgin Islands company, which, in turn, holds 89.4% ownership in the Company. The requirement for net income of not less than $1.5 million for the six month period ended June 30, 2009 was met, and therefore An Fengbin is now entitled to receive the Transfer Shares at such time as permitted under PRC laws and regulations, as such laws and regulations permit. Specifically, Mr. An will be permitted to receive such shares when he completes his registration application with the State Administration of Foreign Exchange (SAFE).  An Fengbin’s right to receive the Transfer Shares for no consideration reflects the fact that Goodwill paid no consideration to Xingyuan or its stockholders for entering into the agreements under which Xingyuan became a VIE of the Company.  In July 2010, Ms. Lai WaiChi agreed to transfer her interest in OEEL to Ms. Wang Jing, Mr. An’s spouse.  In addition, Mr. An’s beneficial ownership includes 100,000 options to purchase shares of common stock granted to him, of which 40,000 options vested immediately upon grant date, July 14, 2010, and the remaining 60,000 options will vest in two equal installments on July 14, 2011 and July 14, 2012.

(3)           Represents 60,000 options to purchase shares of common stock, of which 20,000 options vested immediately upon grant date, July 14, 2010, and the remaining 40,000 options vest in two equal installments on July 14, 2011 and July 14, 2012.

(4)           Represents director options to purchase shares of common stock of the Company.

(5)           Effective as of September 1, 2010, Yu Bing, resigned as (i) a Board member, and (ii) a member of the standing committees of the Board, as discussed in detail below. Yu Bing’s resignation was not for cause or due to any disagreements with the Company. She resigned for personal reasons, including to address the time demands from other business opportunities and commitments.

(6)           Reflects the 1-for-1.333334 reverse stock split effected in October 2009.

(7)           On September 13, 2010, the Board appointed Yudong Hou to the Board and its standing committees, as an “independent” director to the Board.

(8)           Information taken solely from the Schedule 13G filed with the SEC on February 14, 2011 reflecting ownership of our common stock as of December 31, 2010. The filing reflects that Wellington Management Company, LLP, in its capacity as investment adviser, may be deemed to beneficially own 703,328 of our shares or 7.32% which are held of record by clients of Wellington Management. According to the Schedule 13G, the securities are owned of record by clients of Wellington Management and those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. According to the Schedule 13G, no such client is known to have such right or power with respect to more than five percent of this class of securities other than Wellington Trust, which is disclosed in the Note below.

(9)           Information taken solely from the Schedule 13G filed with the SEC on February 14, 2011 reflecting ownership of our common stock as of December 31, 2010. The filing reflects that Wellington Trust Company, NA, in its capacity as investment adviser, may be deemed to beneficially own 703,328 of our shares or 7.32% which are held of record by clients of Wellington Trust. According to the Schedule 13G, the securities are owned of record by clients of Wellington Trust and those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. According to the Schedule 13G, no such client is known to have such right or power with respect to more than five percent of this class of securities.

Securities Authorized for Issuance under Equity Compensation Plans

The Company maintains the 2009 Equity Incentive Plan approved by its shareholders that authorizes awards representing up to 5,000,000 shares of common stock.  As of the date hereof, we have issued 212,125 options pursuant to the Plan.

Equity Compensation Plan Information as of December 31, 2010

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights Weighted	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	212,125	$2.77	4,787,875
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	212,125	$2.77	4,787,875

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

Except as disclosed below, from its inception to December 31, 2010, the Company has not been a participant in any transaction that is reportable under Item 404(d) of Regulation S-K.  The Company knows of no proposed transaction in which it will be a participant that would be reportable under Item 404(d) of Regulation S-K.

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

Director Independence

Our Board is subject to the independence requirements of the Nasdaq Stock Market (Nasdaq). Our Board has determined that a majority of our directors and all current members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are ‘‘independent’’ under the standards provided by the Nasdaq and that the members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act. The Board based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. Based upon information submitted to the Board and consistent with the foregoing Nasdaq and SEC requirements, the Board has determined that Wen Jiang, Yudong Hou and Francis N.S. Leong are independent directors on the Board.  None of such directors engage in any transaction, relationship or arrangement contemplated under Section 404(a) of Regulation S-K.

ITEM 14.	Principal Accounting Fees and Services

Our Audit Committee and our Board has retained Jewett, Schwartz, Wolfe & Associates (“JSW”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2010. Aggregate fees for professional services rendered by JSW for the respective services for the fiscal years ended December 31, 2010 and 2009 were as follows:
	2010		2009

Audit Fee	$	[_]	$122,774
Audit-Related Fees		$0	$0
Tax Fees		$0	$0
All Other Fees		$0	$0

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by JSW for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. There were no such fees in fiscal 2010 and 2009.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories. There were no such fees in fiscal 2010 and 2009.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Title

2.1	Share Exchange Agreement by and among the Company, Goodwill Rich International Limited and shareholders of Goodwill, dated as of August 21, 2009(1)

2.2	Shandong Xinfa Fishery Group Co., Ltd. Equity Replacement Agreement(1)

2.3	Rongcheng Xinfa Share Transfer Agreement(1)

3.1(i)	Certificate of Incorporation(1)

3.1.1(i)	Amendment to the Certificate of Incorporation(1)

3.1(ii)	By-Laws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Exclusive Consulting Services Agreement by and between Dalian Fusheng Consulting Co., Ltd. and Dalian Xingyuan Marine Bunker Co. Ltd., dated March 26, 2009(1)

10.2	Operating Agreement by and among Dalian Fusheng Consulting Co., Ltd., Dalian Xingyuan Marine Bunker Co. Ltd and the stockholders of Xingyuan, dated March 26, 2009(1)

10.3	Equity Pledge Agreement by and among Dalian Fusheng Consulting Co., Ltd., the Dalian Xingyuan Marine Bunker Co. Ltd and stockholders, dated March 26, 2009(1)

10.4	Purchase Option Agreement by and among Dalian Xingyuan Marine Bunker Co. Ltd, the Xingyuan Stockholders and Dalian Fusheng Consulting Co., Ltd., dated March 26, 2009(1)

10.5	Proxy and Voting Agreement by and between Dalian Fusheng Consulting Co., Ltd., Dalian Xingyuan Marine Bunker Co. Ltd, and Dalian Dongfangzheng Industrial Co., Ltd, dated March 26, 2009(1)

10.6	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Jing, dated March 26, 2009(1)

10.7	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Yu dated March 26, 2009(1)

10.8	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Xin, dated March 26, 2009(1)

10.9	Agreement by and among Oriental Excel Enterprises Limited, Mrs. Lai WaiChi, a citizen of Hong Kong, Mr. An Fengbin, a PRC citizen, dated March 26, 2009(1)

10.10	Employment Agreement with An Fengbin(1)*

10.11	2009 Equity Incentive Plan(1)*

10.12	Loan Agreement with Shenzhen Development Bank Co, Ltd.(1)

10.13	Contract for Purchase and Sale with Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd.(1)

10.14	Contract for Purchase and Sale with Qingdao Anbang Refining and Chemical Co., Ltd.(1)

10.15	Contract for Purchase and Sale with PetroChina Dalian Petrochemical Company.(1)

10.16	Sales Contract for Furfural Extract Oil with PetroChina Dalian Petrochemical Company.(1)

10.17	Sales Contract for Rubber Filling Oil and Extract Oil with PetroChina Dalian Petrochemical Company.(1)

10.18	Supplemental Agreement dated as of August 30, 2009.(1)

10.19	Authorization Agreement.(1)

10.20	Authorization letter amendment.(1)

10.21	Amendment No. 1 to the Authorization Agreement.(1)

14.1	Code of Ethics and Conduct.(1)

21.1	List of Subsidiaries**

23.1	Consent of the Independent Registered Public Accounting Firm **

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.**

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

Date:  March 31, 2011

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ An Fengbin	President, Chief Executive Officer, Director	March 31, 2011
An Fengbin	(Principal Executive Officer)

/s/ Wen Tong	Chief Financial Officer, Director	March 31, 2011
Wen Tong	(Principal Financial Officer)

/s/ Wen Jiang	Director	March 31, 2011
Wen Jiang

/s/ Yudong Hou	Director	March 31, 2011
Yudong Hou

/s/ Francis N.S. Leong	Director	March 31, 2011
Francis N.S. Leong

Signed originals of this written statement have been provided to Andatee China Marine Fuel Services Corporation and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.