Form 10-K/A
period 2010-12-31
Andatee China Marine Fuel Services Corp
filed 2011-04-05
CIK 1469606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment No. 1”) amends and restates the Annual Report on Form 10-K for Andatee China Marine Fuel Services Corporation (the “Company”), for the year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Filing”).  Amendment No. 1 is being filed solely for the purpose of correcting the weighted average exercise price, weighted average estimated value and expected life of outstanding options in footnote 15 of the notes to our financial statement statements contained in the Original Filing and  the table “Equity Compensation Plan Information as of December 31, 2010” under Part III, Item 12 as well as including the 2010 audit fee amount under Item 14, Part III.   Due to an inadvertent processing error prior to submission, these numbers were not accurately reflected in and/or omitted from the Original Filing with the SEC. Such corrections do not change the substance of the financial statements and such table.

The Amendment No. 1 amends and restates the Original Filing in its entirety and, with the exception of the foregoing changes, continues to describe conditions as of the Original Filing, and does not purport to update or modify disclosures contained therein to reflect events that occurred following the filing date of the Original Filing. Accordingly, this Amendment No. 1 Report should be read in conjunction with our public filings made with the Securities and Exchange Commission subsequent to the Original Filing.

We have also included an updated signature page and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

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

The weighted-average assumptions and value of options granted for years ended December 31, 2010 are summarized as follows:

Expected volatility	86%
Risk-free interest rate	1.13%
Expected dividend yield	-%
Expected life (in years)	3.00
Weighted-average estimated value	$2.45

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

The following is a summary of the stock options activity as of December 31, 2010:

	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2009	-	$-
Granted	212,125	$4.52
Forfeited	-	$-
Exercised	-	$-
Balance at December 31, 2010	212,125	$4.52

16.	Initial Public Offering

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

Outstanding Equity Awards at December 31, 2010

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

An Fengbin(1)	40,000	60,000	$4.27	July 14, 2013

Wen Tong(2)	20,000	40,000	$4.27	July 14, 2013

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

Equity Compensation Plan Information as of December 31, 2010

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights Weighted	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	212,125	$4.52	4,787,875
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	212,125	$4.52	4,787,875

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

Our Audit Committee and our Board has retained Jewett, Schwartz, Wolfe & Associates (“JSW”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2010. Aggregate fees for professional services rendered by JSW for the respective services for the fiscal years ended December 31, 2010 and 2009 were as follows:
	2010	2009

Audit Fee	$131,000	$122,774
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

Date:  April 5, 2011

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ An Fengbin	President, Chief Executive Officer, Director	April 5, 2011
An Fengbin	(Principal Executive Officer)

/s/ Wen Tong	Chief Financial Officer, Director	April 5, 2011
Wen Tong	(Principal Financial Officer)

/s/ Wen Jiang	Director	April 5, 2011
Wen Jiang

/s/ Yudong Hou	Director	April 5, 2011
Yudong Hou

/s/ Francis N.S. Leong	Director	April 5, 2011
Francis N.S. Leong

Signed originals of this written statement have been provided to Andatee China Marine Fuel Services Corporation and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.