Form 10-Q
period 2011-03-31
Andatee China Marine Fuel Services Corp
filed 2011-05-12
CIK 1469606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 2011, the Company had 9,610,159 shares of its common stock, par value $0.001 per share, issued and outstanding.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$8,032,989	$10,813,103
Accounts receivable, net	5,796,933	6,203,662
Other receivables, net	1,215,645	2,909,634
Inventories	10,415,729	12,542,421
Advances to suppliers	8,589,079	14,396,859
Deposit for acquisition of land use rights	670,721	1,397,443
Prepaid expense	130,567	455,700
Deferred tax assets	45,359	45,004
Other current assets	-	452,928
Total current assets	34,897,022	49,216,754
Property, plant and equipment, net	21,698,957	21,443,141
Construction in progress	16,207,029	14,622,609
Intangible assets, net	2,844,531	2,839,383
Goodwill	1,165,144	1,156,034
Restricted cash	18,825,933	17,022,770
Total assets	$95,638,616	$106,300,691

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$470,125	$1,445,218
Short-term loan	5,334,522	4,536,586
Taxes payable	4,866,942	10,195,420
Advances from customers	1,669,722	6,900,193
Accrued liabilities	47,160	193,517
Dividends payable	241,655	239,766
Bank notes payable	29,420,283	31,761,396
Construction project payable	450,484	480,403
Other payable	507,822	635,332
Total current liabilities	43,008,715	56,387,831
Total liabilities	43,008,715	56,387,831
Commitments and contingencies

Equity
Stockholder’s equity of the Company
Common stock: par value $.001; 50,000,000 shares authorized; 9,610,159 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	9,610	9,610
Treasury stock, at cost	(497,693)	(497,693)
Additional paid-in capital.	29,827,160	29,827,160
Other comprehensive income	2,214,496	1,806,405
Retained earnings	18,736,635	16,443,005
Total stockholders' equity of the Company	50,290,208	47,588,487
Noncontrolling interest	2,339,693	2,324,373
Total equity	52,629,901	49,912,860
Total liabilities and equity	$95,638,616	$106,300,691

The accompanying notes are an integral part of these consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues	$44,257,560	$29,781,090
Cost of revenues	39,015,819	26,200,695
Gross profit	5,241,741	3,580,395
Operating expenses
Selling expenses	919,255	737,551
General and administrative expenses	751,165	624,295
Total operating expenses	1,670,420	1,361,846
Income from operations	3,571,321	2,218,549
Other income (expense)
Interest expense	(467,568)	(120,464)
Other expense	(1,368)	(172)
Total other income (expense)	(468,936)	(120,636)
Net income before tax provision	3,102,385	2,097,913
Tax provision	793,435	566,736
Net income	2,308,950	1,531,177
Net income attributable to the noncontrolling interest	15,320	140,992
Net income attributable to the Company	$2,293,630	$1,390,185
Foreign currency translation adjustment	408,091	(20,416)
Comprehensive income attributable to the Company	2,701,721	1,369,769
Comprehensive income attributable to the noncontrolling interest	15,320	140,992
Comprehensive income	$2,717,041	$1,510,761
Basic and diluted weighted average shares outstanding	9,822,284	8,415,631
Basic and diluted net earnings per share	$0.23	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income attributable to the Company	$2,293,630	$1,390,185
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	15,320	140,992
Option issued for services	-	40,738
Depreciation	265,883	125,643
Amortization	17,175	16,711
Changes in operating assets and liabilities:
Accounts receivable	406,729	(56,523)
Inventories	2,126,692	(4,123,493)
Other receivables	1,693,989	(107,063)
Advances to suppliers	5,807,780	266,922
Prepaid expense	325,133	150,943
Accounts payable	(975,093)	237,954
Accrued liabilities	(146,357)	-
Advances from customers	(5,230,471)	1,264,739
Taxes payable	(5,328,478)	67,480
Construction project payable	(29,919)	-
Other payable	(127,510)	458,345
Other assets	452,928	-
Net cash provided by (used in) operating activities	1,567,431	(126,427)
Cash flows from investing activities
Purchase of property and equipment	(521,699)	(3,032)
Construction contracts	(1,584,420)	(259,607)
Refunds toward purchase of land use right	726,722	-
Payment received from related party	-	122,667
Net cash used in investing activities	(1,379,397)	(139,972)
Cash flows from financing activities
Proceeds from Initial Public Offering	-	19,989,504
Proceeds from short term loans	797,936	-
Payment to escrow account for bank notes	(1,803,163)	-
Proceeds from bank notes	23,370,493	-
Repayment of bank notes	(25,711,606)	-
Net cash provided by (used in) financing activities	(3,346,340)	19,989,504
Effect of exchange rate on cash	378,192	(18,855)
Net increase (decrease) in cash and cash equivalents	(2,780,114)	19,704,250
Cash and cash equivalents, beginning of period	$10,813,103	$1,539,009
Cash and cash equivalents, end of period	$8,032,989	$21,243,259
Supplemental cash flow information:
Cash paid during the period for:
Interest	$509,548	$107,934
Income taxes	$2,963,845	$606,832

The accompanying notes are an integral part of these consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

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

In May 2010, Xingyuan acquired 52% equity interest of Rongcheng Mashan Xingyuan Marine Bunker Co., Ltd. (“Mashan”), furthermore, in July 2010, Fusheng acquired 52% ownership of Hailong Petrochemical Co., Limited (“Hailong”) (see more details in Note 3 “Business Acquisitions”).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim combined and consolidated financial statements of Andatee have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2010, as reported in Form 10-K have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those entities in which we have a variable interest. All intercompany transactions and balances have been eliminated in consolidation.

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

Net realizable value is the estimated selling price in the normal course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

Reusable materials include low-value consumables and other materials, which can be in use for more than one year but do not meet the definition of fixed assets. Reusable materials are amortized over two years on a straight line basis. The amounts of the amortization are included in the cost of the related assets or profit or loss.

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

As of March 31, 2011, all of the Company’s cash was on deposit at financial instructions in the PRC where there is currently no rule or regulation requiring such financial institutions to maintain  insurance to cover bank deposits in the event of bank failure.

For the three months ended March 31, 2011, there were two customers accounted for 10.5% and 10.2% of the Company’s total revenues.. There was one customer accounted for 13.1% of the total revenues for the three months ended March 31, 2010.

For the three months ended March 31, 2011, the company purchased 32.9% and 10.2% of its raw materials from two suppliers. The balances of advances to these two suppliers were $49,349 and $707,045 at March 31, 2011, respectively. The balances of advances to these two suppliers were $48,963 and $6,124,167 at December 31, 2010, respectively. The total balance of advances to suppliers at March 31, 2011 was $8,589,079, which was non-interest bearing and unsecured.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs, which are not considered improvements and do not extend the useful life of the asset, are expensed as incurred; additions, renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the statement of operations in other income and expenses.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360 (originally Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of March 31, 2011 and December 31, 2010, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. The Company performs its impairment test on an annual basis. The Company determined that there was no impairment of goodwill as of March 31, 2011.

Intangible Assets

Intangible assets consist mainly of land use rights and software. The intangible assets are amortized using straight-line method over the life of the rights and assets.

The details of land use rights are as follows:

Location	Land Size	Amount	Terms
	(square meter)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$2,291,124	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$589,262	July 16, 2008 – May 15, 2058
Mashan Village, Chengshan Town, Shandong Province	3,659.57	$113,809	Government assignment
Total Land Use Rights		$2,994,195

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

Recent Accounting Pronouncements

In February 2010, the FASB issued FASB ASC Update 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures About Fair Value Measurements,” ASU Update 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU Update 2010-06 is effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which are effective January 1, 2011. The adoption of ASU 2010-06 did not have a material impact on the Company’s results of operations or financial position.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (amendments to FASB ASC Topic 805, Business Combinations). The guidance in ASU 2010-29 provides amendments to clarify the acquisition date which should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance did not have to have a material impact on the Company's consolidated financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (amendments to FASB ASC Topic 350, Intangibles—Goodwill and Other). The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2011. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

3. Accounts Receivables

The Company’s Accounts Receivables are summarized as follows:
	As of
	March 31,	December 31,
	2011	2010

Trade accounts receivables	$5,978,367	$6,383,678
Allowances for doubtful accounts	(181,434)	(180,016)
Accounts receivables, net	$5,796,933	$6,203,662

4. Other Receivables

The Company’s Other Receivable are summarized as follows:
	As of
	March 31,	December 31,
	2011	2010

Other receivables	$1,215,645	$2,909,634
Allowances for doubtful accounts	-	-
Other receivables	$1,215,645	$2,909,634

5. Inventories

The Company’s inventory consists of the following:
	As of
	March 31,	December 31,
	2011	2010

Marine Fuel	$10,415,729	$12,537,974
Other consumables	-	4,447
Total	$10,415,729	$12,542,421

As of March 31, 2011 and December 31, 2010, $8,255,085 and $7,529,080 , respectively, of Dalian Xingyuan’s inventory has been pledged as the collateral for Bankers Acceptance Notes and loans from Huaxia Bank (“HX Bank”).

6. Property Plant and Equipment

The Company’s Property Plant and Equipment are summarized as follows:

	As of March 31,
	2011	2010

Property and buildings	$21,178,380	$20,676,056
Laboratory equipment	495,013	491,142
Boiler equipment	321,459	318,946
Marine bunker	215,284	213,600
Transportation vehicles	1,149,650	1,140,660
Office equipment	48,507	48,128
Electronic equipment	77,510	76,330
Leasehold improvement	97,143	96,385
Total	23,582,946	23,061,247
Less: Accumulated depreciation	(1,883,989)	(1,618,106)
Net Value	$21,698,957	$21,443,141

The depreciation expenses were $265,883 and $125,643 for three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, $1,117,324 of Xingyuan’s property has been pledged as the collateral for a loan from Huaxia Bank (“HX Bank”).

7. Construction in Progress

The Company’s construction in progress is summarized as follows:
	As of
	March 31,	December 31,
	2011	2010

Construction in progress, cost	$16,207,029	$14,622,609
Total	$16,207,029	$14,622,609

The construction projects as of March 31, 2011and December 31, 2010 were constructions to build facilities to expand production capacity in Tianjin, Donggang, Panjin, Dongying and Nanlian. Balances represent mainly construction expenditures and equipment cost.

The following table states the details about costs incurred at each of the balance sheet date presented:

	As of
	March 31,	December 31,
	2011	2010

Berth and berth improvement	$238,447	$64,725
Oil blending and storage tank	15,968,582	14,557,884
Total	$16,207,029	$14,622,609

8. Intangible Assets
The Company’s Intangible Assets are summarized as follows:
	As of
	March 31,	December 31,
	2011	2010

Land use rights	$2,994,195	$2,970,782
Software	19,816	19,662
Total	3,014,011	2,990,444
Less: accumulated amortizations	(169,480)	(151,061)
Intangible assets, net	$2,844,531	$2,839,383

Nanlian’s land use rights of $2,291,123 have been pledged as collateral for a loan from Baotou Commerce Bank as of March 31, 2011.

Donggang Xingyuan’s land use rights of $589,262 have been pledged as collateral for a loan from Huaxia Bank as of March 31, 2011,.

Amortization expenses for the three months ended March 31, 2011 and 2010 were $17,175 and $16,711 respectively.

The estimated aggregate amortization expense for intangible assets for the five succeeding year is $353,110 for years 2011 to 2015.

9. Short Term Loans

The Company has loans payable to financial institutions with interest rates ranging from 5.84% to 7.27% and maturity dates through February 6, 2012.

	Interest Rate
	(Per Annum)	March 31, 2011	December 31, 2010	Terms
Baotou Commerce Bank	5.84%	2,590,662	2,570,404	August 5, 2010 – July 15, 2011
Huaxia Bank	6.37%	1,981,677	1,966,182	August 12, 2010 – August 12, 2011
Huaxia Bank	7.27%	762,183	-	February 28, 2011 – February 6, 2012
Total		$5,334,522	$4,536,586

10.  Bank Notes Payable

The Company executed credit facilities with Shenzhen Development Bank (“SD Bank”), Yingkou Bank (“YK Bank”) and Huaxia Bank (“HX Bank”) that provided for working capital in the form of bank acceptance notes. Borrowings under the credit facility were made at bankers’ acceptance.

Beneficiary	Endorser	Origination Date	Maturity Date	Amount
Dalian Fusheng PetroChemical	HX Bank	10-11-2010	04-11-2011	$6,097,467
Panjin Dalian Group	YK Bank	02-15-2011	08-14-2011	3,048,734
Panjin Dalian Group	YK Bank	02-16-2011	08-15-2011	2,743,861
Panjin Dalian Group	YK Bank	02-21-2011	08-20-2011	3,048,734
Dalian Fusheng PetroChemical	HX Bank	02-28-2011	08-28-2011	1,524,367
Panjin Dalian Group	SD Bank	03-10-2011	09-09-2011	4,573,101
Panjin Dalian Group	SD Bank	03-14-2011	09-13-2011	4,573,101
Donggang Xingyuan Marine	HX Bank	03-29-2011	09-29-2011	3,810,918
Total				$29,420,823

Borrowings under this credit facility are made on a when-and-as-needed basis at the Company’s discretion. Ten thousand tons of marine fuel was pledged to be served as collateral against credit default. The Company is required to hold Restricted Cash of $18,825,933 with the above financial institutions as additional collateral against these bankers acceptance notes.

11. Restricted Net Assets

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

Amounts restricted include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIE as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$3,085,000 and US$3,078,000 as of March 31, 2011 and December 31, 2010; therefore in accordance with Rules 504 and 4.08 (e) (3) of Regulation S-X, the condensed parent company only financial statements as of March 31, 2011 and December 31, 2010, for each period ended March 31, 2011 and December 31, 2010 are disclosed in Note 14.

 12. Taxes Payable

Taxes Payable consisted of the followings:

	March 31, 2011	December 31, 2010
Income Tax Payable	2,326,471	4,216,770
VAT Payable	2,072,876	5,138,502
Other Tax Payable	467,595	840,148
Total	4,866,942	10,195,420

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

13. Treasury Stock

	As of March 31, 2011
	Amount	Cost

Shares repurchased	91,192	$497,693
Total	91,192	$497,693

In October 2010, the Board of Directors of the Company approved and adopted the share repurchase plan of its common stock up to a value of $0.5 million, The plan remains valid through October 2011. We may (but are not obligated to) repurchase shares of our common stock from time to time on the open market or in privately negotiated transactions pursuant to the Exchange Act Rule 10b-5, Rule 10b5-1, Rule 10b-18 and other applicable SEC legal requirements. As of March 31, 2011, a total of 91,192 shares have been purchased from the open market at average price of $5.4576 per share, which means the maximum share repurchase amount has been reached and, therefore, no additional shares may be repurchased under the plan.

14. Commitment and Contingency

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

15. Parent Company Only Condensed Financial Information

Condensed Balance Sheets

	As of
	March 31,	December 31,
	2011	2010

ASSETS
Noncurrent assets
Investment in subsidiaries	50,290,208	47,588,487
Total noncurrent assets	50,290,208	47,588,487
Total assets	$50,290,208	$47,588,487
LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies	—	—
Stockholders' equity
Common stock: par value $.001; 50,000,000 shares authorized; 9,610,159 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	9,610	9,610
Treasury stock, at cost	(497,693)	(497,693)
Additional paid in capital	29,827,160	29,827,160
Retained earnings (Deficit)	2,214,496	1,806,405
Other comprehensive income	18,736,635	16,443,005
Total stockholders’ equity	50,290,208	47,588,487
Total liabilities and stockholders' equity	$38,972,264	$47,588,487

Condensed Statements of Income:
	As of
	March 31,	December 31,
	2011	2010

Operating income
Equity in profit of subsidiaries & VIE	2,293,630	8,899,011
Net income attributable to the Company	2,293,630	8,899,011

Condensed Cash Flow Statements

	As of
	March 31,	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,293,630	$8,899,011
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in profit of subsidiaries & VIE	(2,293,630)	(8,899,011)
Net cash provided by operating activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

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

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Andatee China Marine Fuel Services Corporation that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quaterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results.  You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report , as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

Except where the context otherwise requires and for purposes of this Quarterly Report:

•
the terms “we,” “us,” “our company,” “our” refer to Andatee China Marine Fuel Services Corporation, a Delaware corporation, its subsidiaries Goodwill Rich International Limited and Dalian Fusheng Petrochemical Company, its variable interest entity (VIE), Dalian Xingyuan Marine Bunker Co. Ltd., through which entity we conduct all of our business operations, and the subsidiaries of our VIE entity, which are Donggang Xingyuan Marine Bunker Company Ltd., Xiangshan Yongshinanlian Petrol Company Ltd., Rongcheng Xinfa Petrol Company Ltd. , Rongcheng Mashan Xingyuan Marine Bunker Co., Ltd. and Hailong Petrochemical Co., Limited;

•	the term “Andatee” refers to Andatee China Marine Fuel Services Corporation, the parent company;

•	the term “Goodwill’’ refers to Goodwill Rich International Limited, a subsidiary of Andatee, which for financial reporting purposes is the predecessor to Andatee; and

•	the term “Fusheng’’ refers to Dalian Fusheng Petrochemical Company, a subsidiary of Goodwill, which a subsidiary of Andatee; and

•	“China” and “PRC” refer to the People’s Republic of China, and for the purpose of this Annual Report only, excluding Taiwan, Hong Kong and Macau.

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

Accounts Receivables

During the normal course of business, we extend to some of our customers interest-free unsecured credit for an initial term of 30 - 60 days, depending on a customer’s credit history, as well as local market practices. Our accounts receivable turnover in days for the three months ended March 31, 2011 and 2010 were 9.9 and 7.8 days, respectively.

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

Determination of Functional Currencies

Our reporting currency is the U.S. dollar. The functional currency of Andatee and Goodwill are the U.S. dollar. The functional currency of our PRC subsidiary, our VIE and its subsidiaries in China is the RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in the determination of the functional currency which is made by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of our subsidiary and VIE entities in China are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the current exchange rate in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of March 31 ,2011 and 2010 was a gain of $408,091 and a loss of $20,416, respectively.

Business and Operations Overview

Andatee China Marine Fuel Services Corporation is a Delaware corporation.  Our executive offices are located in the City of Dalian, a key international shipping hub and international logistics center in North China. Our main offices are located in the city of Dalian, at No. 1 Bintao Garden West Binhai Road, Xigang District, Dalian, China

We carry out all of our business through our Hong Kong subsidiary, Goodwill, its wholly-owned Chinese subsidiary, Fusheng, Fusheng’s subsediaries and Fusheng’s variable interest entity (VIE), Xingyuan, and Xingyuan’s subsidiaries (Xingyuan and its subsidiaries being collectively referred to as the VIE entities). A VIE is an entity under FASB Interpretation No. 46R (“Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”) where equity investors do not have the characteristics of a controlling financial interest (see Note 1 of Notes to Combined and Consolidated Financial Statements). Through Fusheng and Xingyuan, we are a leading marine fuel supplier along the coast of east China. Our products include cargo vessel fuel classified as CST180 and CST120, fishing boat fuel classified as#1,#2, #3 and #4, which are close substitutes for diesel used throughout the region’s fishing industry. We produce, store, distribute and trade the blended marine fuel oil for cargo and fishing vessels. Backed by core facilities, including storage tanks, tankers and berths, our sales network covers major depots along the towns of Dandong, Tianjin, Shidao and Shipu, which are famous for their fishing tradition and industry.

Currently, we sell approximately 57.5% of our products through distributors and approximately 42.5% to retail customers. Our products are substitutes for diesel used throughout east coast of China fishing industry by small to medium sized cargo vessels. Our core facilities include storage tanks, berths (the space allotted to a vessel at the wharf), marine fuel pumps, blending facilities and tankers. Our sales network covers major depots along the towns of Dandong, Shidao and Shipu along the east coast of China.

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

Facility Expansion

In September 2010, we commenced the constructions of new blending facilities in Panjin City, Liaoning province and Zibo City, Shandong province, both of which are aimed at improving our production capabilities in blending. The facilities with 17,000m2 tanks on site in Zibo City, of which estimated capital expenditure is at RMB 68 million (US$ 10.1 million), are close to the network of refineries in Shandong province, which will make best use of by-products produced by nearby refineries to reduce the cost of raw materials and transportation fee incurred by shipping products to customers in Shidao City, Shandong province when all construction work will be finished in May 2011 as planned. The facilities in Panjin City, Liaoning Province, when finished in June 2011, will provide additional 15,000 m2-tank capacities in a region close to the areas where our current major suppliers operate, the cost for construction is expected to be approximately RMB 62 million(US$ 9.3 million).

Operational Initiatives in 2011
In 2011, we undertook the following steps designed to reduce the overall production and transportation costs:

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

In 2011, our overall strategy has been to (i) increase our share of retail sales since such sales had shown to be less price-sensitive than our sales to the distributors, (ii) acquire our own retail facilities to reduce the risk of opportunistic negotiations from our retail customers during periods of volatile oil prices, (iii) build retail points in strategic locations (often close to other, recently acquired locations) to capture a majority of active local markets and (iv) add more products to our current product line to further satisfy customers’ diversifying demands .

As the result of expansion of our distribution network and contribution from new products put into markets during the first quarter of 2011, our revenues for the three months ended March 31, 2011 have increased to $ 44.3 million as the result of 21.4% increase in our volume of sales, and our gross margin stayed at 11.8%, compared with 12.0% in same period of 2010. Our gross margin remained stable thanks to the portion of our total sales which was to retail customers. For the three months ended March 31, 2011, 42.5% of our sales were to retail customers as compared with 43.8% in the same period of 2010.

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

 Results of Operations

Comparison of the three months ended March 31, 2011 and 2010

Revenue

Our revenue increased by US$14.5 million, or 48.6%, from US$29.8 million for the three months ended March 31, 2010 to US$44.3 million for three months ended March 31, 2011.  The increase in our revenues was the result of increased sales due to the expansion of our sales network, successful marketing efforts of 1# marine fuel products by finding more reliable distributors and higher average international crude oil price. During the three months ended March 31, 2011 the international oil prices stayed around the level of $99 per barrel in comparison to average oil price of $82 per barrel in the first quarter of 2010.

Our overall sales volume increased by 21.4% or 10,000 tons, from 47,000 tons for the three months period ended March 31, 2010 to 57,000 tons for the three months period ended March 31, 2011. During the first quarter of 2011, our existing distribution network continued to contribute to the increase in overall sales volume, in addtion, we found our efforts in promoting product 1# were rewarded by obtaining an increase of approximately 7,000 tons in sales volume.

For the three months ended March 31, 2011, 1# marine fuel represented 12.0% of our sales, 2# marine fuel represented 7.9% of our sales, 3# marine fuel represented 10.8% of our sales, 4# marine fuel represented 53.5% of our sales, 180CST represented 7.1% of our sales and 120CST represented 8.6% of our sales. For the three months ended March 31, 2010, 2# marine fuel represented 10.2% of our sales, 3# marine fuel represented 10.0% of our sales, 4# marine fuel represented 66.5% of our sales, 180CST represented 6.9% of our sales and 120CST represented 6.3% of our sales.

Cost of Revenue

Our cost of revenues increased US$12.8 million, or 48.9%, from US$26.2 million for the three months ended March 31, 2010 to US$39.0 million for the three months ended March 31, 2011. This increase reflects our 48.6% increase in sales during 2011. As a percentage of revenues, the cost of revenues remained flat at 88.1% for the three months ended March 31, 2011 compared to 87.9% for 2010.

Raw materials we use are generally the by-products produced by refineries. We believe that our long standing relationship with major suppliers in the region can provide the supply and price stability that we require in our operations. In our case, we have a long standing contractual relationship with China Petroleum Dalian Branch, Panjin Branch, etc. which, in the first quarter of 2011, provide over 44% of all raw materials.  Other supplies, including Liaoyang Huaxian, Fushun Shengli, Dalian Haichang and Dongying Haikeruilin providing the remaining of our need for raw materials.

Gross Profit

Our gross profit increased by US$1.7 million, or 46.4%, from US$3.6 million for the three months ended March 31, 2010 to US$5.3 million for the three months ended March 31, 2011. As a percentage of revenues, our gross profit margin remained consistent at or around at 11.8% for the three months ended March 31, 2011 compared to 12.0% for the three months ended March 31, 2010. The decrease in our gross profit percentage results primarily from a very slight decrease in the sales to higher margin retail customers (42.5% of sales in 2011 compared to 43.8% of sales in 2010) as the result of our efforts to promote the wholesales of 1# marine fuel.

Our gross profit margins are impacted by changes in the average prices of our products, product sales mix, the ratio of retail to wholesale and our raw material purchasing price. The average prices of our products are subject to the fluctuations in world crude oil prices and, in recent years, were also affected by the challenging global economic conditions.

Selling Expenses

 Selling expenses consist primarily of employee compensation and benefits for our sales and marketing staff, expenses for promotional and advertising activities. Our selling expenses increased US$0.2 million, or 24.6%, from US$0.7 million for the three months ended March 31, 2010 to US$0.9 million for the three months ended March 31, 2011. This increase was primarily due to the increase in sales employee compensation and other expenses for promotion of our products. As a percentage of revenues, selling expenses decreased from 2.5% for the three months ended March 31, 2010 to 2.1% for 2011.

In the near term, we expect that certain components of our selling expenses will increase as we step up efforts to expand our presence in new markets in China. Specifically, we expect that product promoting expenses will increase as we improve the awareness among customers. In addition, we also expect salary expenses to increase as we continue to hire additional sales representatives to help broaden our end-user customer base. This anticipated increase in selling expenses is a part of our plan to grow and support our extensive distribution network.

General and Administrative Expenses

 Our general and administrative expenses consist primarily of employee compensation and benefits for our general management, finance and administrative staff, depreciation and amortization with respect to equipment used for general corporate purposes, professional, legal and consultancy fees, and other expenses incurred for general corporate purposes. General and administrative expenses increased US$0.1 million, or 20.3%, from US$0.6 million for the three months ended March 31, 2010 to US$0.7 million for the three months ended March 31, 2011. This increase was primarily due to increased expenses incurred to run a public reporting company in the United States. As a percentage of revenues, general and administrative expenses decreased from 2.1% for the three months ended March 31, 2010 to 1.7% for 2011.

Operating Income

As a result of the factors discussed above, our operating income increased US$1.4 million, or 60.9%, from US$2.2 million for the three months ended March 31, 2010 to US$3.6 million for the three months ended March 31, 2011. As a percentage of revenues, our operating income increased from 7.5% for the three months ended March 31, 2010 to 8.0% for 2011.

Interest Expense

 Interest expense (net) increased US$347,104, from US$120,464 for the three months ended March 31, 2010 to US$467,568 for the three months ended March 31, 2011 as the result of rise in benchmark interest rate and tightening in credit policy by China government in early 2011. The benchmark interest rate has risen by 0.25% from 5.81% for 2010 to 6.06% in 2011.

Provision for Income Taxes

Provision for income taxes increased US$0.2 million, or 40%, from US$0.6 million for the three months ended March 31, 2010 to US$0.8 million for the three months ended March 31, 2011. This increase in the provision for income taxes was primarily attributable to the increase in our pre-tax income by 47.8% over the first quarter of 2010. Our effective tax rates were 27.0% for the three months ended March 31, 2010 and 25.6% in 2011.

Net Income

As a result of the foregoing, net income increased by US$0.9 million, or 65.0%, from US$1.4 million for the first quarter of 2010 to US$2.3 million for the first quarter of 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

As of March 31, 2011, we had cash of US$8.0 million in our bank accounts, and additionally, we have set aside US$18.8 million for restricted cash on bankers acceptance. The decrease in our cash balance at March 31, 2011 reflects the combined result of cash generated from operating activities of US$1.6 million, cash used in construction of US$1.4 million and cash used in financing activities of US$3.3 million.

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

Our operating and capital requirements in connection with supporting our expanding operations and introducing our products to the expanded areas have been and will continue to be significant to us. Although we are profitable, and have been profitable, our growth strategy, which is initially focused on accretive acquisitions and organically expanding our product into expanded areas  will require substantial capital which we may not be able to satisfy solely through our operations.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	As of March 31,
	2011	2010
Cash flow data:
Net cash provided by (used in) operating activities	1,567,431	(126,427)
Net cash used in investing activities	(1,379,397)	(139,972)
Net cash provided by (used in) financing activities	(3,346,340)	19,989,504
Effect of exchange rate on cash	378,192	(18,855)
Net changes in cash	(2,780,114)	19,704,250
Cash at beginning of period	10,813,103	1,539,009
Cash at end of period	8,032,989	21,243,259

Operating Activities

Net cash provided by operating activities for three months ended March 31, 2011 was US$1.6 million, which was primarily as a result of the following factors:
•  net income of US$2.3 million;
•  a decrease in accounts receivable of US$406,729 as a result of decreased revenue in the first quarter compared with the fourth quarter in 2010;
•  a decrease in inventories of US$2.1 million resulting from cutting back on inventory level on account of the fast increasing cost of raw material and growing volatility of oil price, which requires less inventory to manage the risks followed;
•  a decrease in advances to suppliers of $5.8 million as a result of reducing purchasing activities;
•  a decrease in other receivables of US$1.6 million due to decreased prepayment for services and deposits under signed agreements;
•  a decrease in advance from customers of US$5.2 million due to decreased revenue in the first quarter and reluctance to pay in advance from customers facing high and volatile oil prices;
•  a decrease in accounts payable of US$0.9 million in line with decreased purchasing;
•  a decrease in tax payable of US$5.3million;
•  an increase in other payable of US$0.1 million resulting from increased temporary borrowings from various parties;
•  a decrease in accrued liabilities of US$0.1 million attributable to paying fees for leasing storage tanks;
•  a decrease in other assets of US$0.5 million as refunds from taxation authorities after obtaining approval of operations;

Net cash used in operating activities for three months ended March 31, 2010 was US$0.1 million, which was primarily as a result of the following factors:
•  net income of US$1.4 million,
•  an increase in accounts receivable of US$56,523 as a result of increased revenue and the retail ratio,
•  an increase in inventories of US$4.1 million resulting from inventory rebuilding in order to meet increasing demand, as discussed below,
•  a decrease in advances to suppliers of $0.3 million,

•  a decrease in other receivables of US$0.1 million,
•  an increase in advance from customers of US$1.3 million due to increased revenue,
•  an increase in accounts payable of US$0.2 million in line with increased purchasing, and
•  an increase in other payable of US$0.5 million.

The increase in our inventories at March 31, 2010 reflects both our increased sales and inventories established to meet the requirements of coming peak selling season in the second quarter of 2010. Normally, the revenue generated in the second quarter of a year accounts for over 25% of our total sales for a year.

Investing Activities

Cash used in investing activities was US$1.4 million for three months ended March 31, 2011, which was attributable to:
•  expenditures in construction projects of US$1.6 million to expand the production capacity in Nanlian, Zhejiang province; Panjin, Liaoning province; Dongying, Shandong province
•  expenditures in purchase of property and equipment of US$0.5 million.
•  refunds of US$0.7 million for purchase of land use right.

Cash used in investing activities was US$0.14 million for the three months ended March 31, 2010, which was attributable to
•  expenditures in construction projects of US$0.3 million to expand the production capacity in Donggang, Liaoning province and Nanlian, Zhejiang province;
•  expenditures in purchase of property and equipment of US$3,032, and
•  collection of related party receivables of $0.1 million.

Financing Activities

Cash used in financing activities was US$3.3 million for three months ended March 31, 2011. It consists of bank borrowings of 23.3 million in short-term bank notes and $0.8 million in short term loans .The cash used to repay the bank notes and payment to escrow account for bank notes was US$25.7 million and US$1.8 million, respectively .

Cash provided by financing activities was $20 million for the three months ended March 31, 2010. It consists of proceeds from our initial public offering.

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

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term notes. Although the interest rates on our short-term notes are fixed during their respective terms, the terms are typically 12 months or less and interest rates are subject to change upon renewal. The interest rates on our short-term notes are determined by reference to the benchmark interest rates set by the People’s Bank of China, or the PBOC. Since April 28, 2006, the PBOC has increased the benchmark interest rate of RMB bank notes with a term of 6 to 12 months 12 times, seven consecutive increases followed by five consecutive decreases, by 0.27% on most occasions. As a result, from 2006 to March 31, 2011, the benchmark interest rate for these RMB bank notes increased from 5.85% to 7.47% then decreased to 5.31%, in the first quarter of 2011 interest rate bounced back to 6.08% again and the interest rate applicable to us increased from 6.696% to 8.217% then decreased to 5.841%, thereafter back to 7.27% over the same period. Any future increase in the PBOC’s benchmark interest rate will result in an increase in our interest expenses. A 1.0% increase in the annual interest rates for all of our credit facilities as of March 31, 2011 would decrease income from continuing operations before income taxes by approximately RMB300,000 ($45,589)) for the three months ended March 31, 2011. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

While our reporting currency is the U.S. dollar, to date all of our revenue and expenses are denominated in RMB and the majority of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollar and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues a nd assets as expressed in our U.S. dollar financial statements will decline. For example, as reported in our U.S. dollar financial statements included in this report, our revenues for the three months ended March 31, 2011 were $44.2 million, representing revenues of RMB291.4 million at the average rate of RMB6.5804 to $1.00 for the three months ended March 31, 2011. If the value of the RMB were to depreciate by approximately 10% to RMB7.2384 to $1.00, the value of the same amount of RMB-denominated revenue in U.S. dollars would be $40.3 million. The fluctuations in the exchange rate would affect our financial results translated in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

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

	Renminbi per U.S. Dollar Noon Buying Rate
	Average(1)	High	Low	Period-End
Year ended December 31,
2004(1)	8.2768	8.2774	8.2764	8.2765
2005(1)	8.1826	8.2765	8.0702	8.0702
2006(1)	7.9579	8.0702	7.8041	7.8041
2007(1)	7.5806	7.8127	7.2946	7.2946
2008(1)	6.9193	7.2946	6.7800	6.8225
2009(1)	6.8408	6.8430	6.7880	6.8372
2010(1)	6.7787	6.8336	6.5543	6.61180
For the months of
January 2011	6.5967	6.6357	6.5819	6.5831
February 2011	6.5769	6.6035	6.5543	6.5730
March 2011	6.5672	6.5755	6.5560	6.5601
April 2011	6.5276	6.5514	6.4940	6.4957
May 2011(2)	6.4933	6.4978	6.4911	6.4925

(1)	The average rate of exchange is calculated using the average of the exchange rates on the last day of each month during the period.

(2)	Through May 9, 2011.

Our business is primarily conducted in China and all of our revenues are denominated in Renminbi. This report contains translations of Renminbi amounts into U.S. dollars at specified rates solely for the convenience of the reader. Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the noon buying rate in New York City for cable transfers in Renminbi per U.S. dollar as certified for customs purposes by the Federal Reserve Bank of New York. On May 9, 2011, the noon buying rate was approximately RMB6.57 to $1.00. No representation is made that the Renminbi amounts referred to in this report could have been or could be converted into U.S. dollars at any particular rate or at all.

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

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impact our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of revenue if the selling prices of our products do not increase with these increased costs.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms.

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

There were no material changes from the risk factors as previously disclosed in our Amended and Restated Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, the Company did not (i) sell any unregistered securities, or (ii) repurchase any of its equity securities.

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

Andatee China Marine Fuel Services Corporaiton

Date: May 12, 2011	By:	/s/ An Fengbin
An Fengbin President, Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Wen Tong
Wen Tong, Chief Financial Officer
(Princial Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

3.1(i)	Certificate of Incorporation (1).

3.1.1(i)	Amendment to the Certificate of Incorporation (1).

3.1(ii)	By-Laws (1).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(1)           Incorporated by reference to the exhibit with the same number to the Company’s Registration Statement on Form S-1 (SEC File No. 333-161577) effective as of January 25, 2010.