Form 10-Q
period 2011-06-30
Andatee China Marine Fuel Services Corp
filed 2011-08-11
CIK 1469606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

______________
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 001-34608
______________

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
______________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 3, 2011, the Company had 9,610,159 shares of common stock issued and outstanding.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$5,188,000	$10,813,103
Accounts receivable, net	4,080,386	6,203,662
Other receivables, net	2,063,826	2,909,634
Inventories	11,875,433	12,542,421
Advances to suppliers	11,363,064	14,396,859
Deposit for acquisition of land use rights	680,798	1,397,443
Prepaid expense	577,404	455,700
Deferred tax assets	46,040	45,004
Other current assets	-	452,928
Total current assets	35,874,951	49,216,754
Property, plant and equipment, net	40,537,670	21,443,141
Construction in progress	1,762,458	14,622,609
Intangible assets, net	2,869,796	2,839,383
Goodwill	1,182,650	1,156,034
Restricted cash	12,842,333	17,022,770
Total assets	$95,069,858	$106,300,691

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$373,858	$1,445,218
Short-term loan	5,414,668	4,536,586
Taxes payable	1,381,676	10,195,420
Advances from customers	1,715,028	6,900,193
Accrued liabilities	48,658	193,517
Dividends payable	245,286	239,766
Bank notes payable	30,635,928	31,761,396
Construction project payable	-	480,403
Other payable	485,881	635,332
Total current liabilities	40,300,983	56,387,831
Total liabilities	40,300,983	56,387,831
Commitments and contingencies

Equity
Stockholder’s equity of the Company
Common stock: par value $.001; 50,000,000 shares authorized; 9,610,159 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	9,610	9,610
Treasury stock, at cost	(497,693)	(497,693)
Additional paid-in capital.	29,827,160	29,827,160
Other comprehensive income	3,020,955	1,806,405
Retained earnings	20,100,313	16,443,005
Total stockholders' equity of the Company	52,460,345	47,588,487
Noncontrolling interest	2,308,530	2,324,373
Total equity	54,768,875	49,912,860
Total liabilities and equity	$95,069,858	$106,300,691

The accompanying notes are an integral part of these consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$63,142,639	$44,053,481	$107,400,199	$73,834,571
Cost of revenues	58,964,300	38,781,366	97,980,119	64,982,061
Gross profit	4,178,339	5,272,115	9,420,080	8,852,510
Operating expenses
Selling expenses	600,692	736,327	1,519,947	1,473,878
General and administrative expenses	986,380	676,750	1,737,545	1,301,045
Total operating expenses	1,587,072	1,413,077	3,257,492	2,774,923
Income from operations	2,591,267	3,859,038	6,162,588	6,077,587
Other income (expense)
Interest expense	(796,361)	(131,615)	(1,263,929)	(252,079)
Other expense	(6,544)	2,029	(7,912)	1,857
Total other income (expense)	(802,905)	(129,586)	(1,271,841)	(250,222)
Net income before tax provision	1,788,362	3,729,452	4,890,747	5,827,365
Tax provision	455,847	1,047,664	1,249,282	1,614,400
Net income	1,332,515	2,681,788	3,641,465	4,212,965
Net income (loss) attributable to the noncontrolling interest	(31,163)	24,799	(15,843)	165,791
Net income attributable to the Company	$1,363,678	$2,656,989	$3,657,308	$4,047,174
Foreign currency translation adjustment	806,459	166,015	1,214,550	145,599
Comprehensive income attributable to the Company	2,170,137	2,823,004	4,871,858	4,192,773
Comprehensive income (loss) attributable to the noncontrolling interest	(31,163)	24,799	(15,843)	165,791
Comprehensive income	$2,138,974	$2,847,803	$4,856,015	$4,358,564
Basic and diluted weighted average shares outstanding	9,822,284	9,606,313	9,822,284	9,014,261
Basic and diluted net earnings per share	$0.14	$0.28	$0.37	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income attributable to the Company	$3,657,308	$4,047,174
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	(15,843)	165,791
Option issued for services	-	63,938
Depreciation	435,419	253,187
Amortization	34,592	23,119
Changes in operating assets and liabilities:
Accounts receivable	2,120,201	305,806
Inventories	666,988	(3,749,200)
Other receivables	845,808	(109,917)
Advances to suppliers	3,033,795	(3,168,122)
Prepaid expense	(121,704)	150,943
Accounts payable	(1,071,360)	(385,810)
Accrued liabilities	(144,859)	-
Advances from customers	(5,185,165)	1,659,997
Taxes payable	(8,814,780)	(1,173,445)
Construction project payable	(480,403)	-
Other payable	(149,451)	(195,403)
Other assets	452,928	-
Net cash used in operating activities	(4,736,526)	(2,111,942)
Cash flows from investing activities
Consideration for acquisition	-	(534,618)
Purchase of property and equipment	(545,622)	(132,708)
Construction contracts	(6,124,175)	(491,319)
Refunds toward purchase of land use right	716,645	-
Payment received from related party	-	122,667
Net cash used in investing activities	(5,953,152)	(1,035,978)
Cash flows from financing activities
Proceeds from Initial Public Offering	-	19,989,504
Proceeds from short term loans	878,082	-
Repayment of short term loans	-	(5,097,551)
Payment to escrow account for bank notes	4,180,437	-
Proceeds from bank notes	24,586,138	-
Repayment of bank notes	(25,711,606)	-
Net cash provided by financing activities	3,933,051	14,891,953
Effect of exchange rate on cash	1,131,524	143,771
Net increase(decrease) in cash and cash equivalents	(5,625,103)	11,887,804
Cash and cash equivalents, beginning of period	$10,813,103	$1,539,009
Cash and cash equivalents, end of period	$5,188,000	$13,426,813
Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,264,941	$260,518
Income taxes	$4,639,194	$1,276,549
Non-cash investing and financing activities:
Construction completed, reclassified to property and equipment	$18,639,852	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
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

In May 2010, Xingyuan acquired 52% equity interest of Rongcheng Mashan Xingyuan Marine Bunker Co., Ltd. (“Mashan”), furthermore, in July 2010, Fusheng acquired 52% ownership of Hailong Petrochemical Co., Limited (“Hailong”).

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

As of June 30, 2011, all of the Company’s cash was on deposit at financial institutions in the PRC where there is currently no rule or regulation requiring such financial institutions to maintain  insurance to cover bank deposits in the event of bank failure.

For the six months ended June 30, 2011, there were two customers accounted for 13.0% and 11.5% of the Company’s total revenues. For the six months ended June 30, 2010, two of the Company’s customers accounted for 13.7% and 11.5% of the Company’s total revenues, respectively.

For the six months ended June 30, 2011, the company purchased 32.9% and 10.2% of its raw materials from two suppliers. The balances of advances to these two suppliers were $39,268 and $917,417 at June 30, 2011, respectively. The balances of advances to these two suppliers were $48,963 and $6,124,167 at December 31, 2010, respectively. The total balance of advances to suppliers at June 30, 2011 and December 31, 2010 was $11,363,064 and $14,396,859, which was non-interest bearing and unsecured.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360 (originally Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of June 30, 2011 and December 31, 2010, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. The Company performs its impairment test on an annual basis. The Company determined that there was no impairment of goodwill as of June 30, 2011 and December 31, 2010.

Intangible Assets

Intangible assets consist mainly of land use rights and software. The intangible assets are amortized using straight-line method over the life of the rights and assets.

The cost of land use rights are as follows:

Location	Land Size	Amount	Terms
	(square meter)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$2,325,545	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$598,115	July 16, 2008 – May 15, 2058
Mashan Village, Chengshan Town, Shandong Province	3,659.57	$115,519	Government assignment
Total Land Use Rights		$3,039,180

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

Recent Accounting Pronouncements

    In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance eliminates the current option to report other comprehensive income within the statement of changes in equity and requires an entity to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or alternatively in two, but consecutive, statements. For the Company, the new guidance is effective for 2012 reporting. The adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

In April 2011, the FASB amended the fair value measurement guidance in order to achieve common measurement and disclosure requirements between U.S. generally accepted accounting principles and the International Financial Reporting Standards. These amendments are also intended to provide increased transparency around valuation inputs and investment categorization and, for the Company, are effective for 2012 reporting. The adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

3. Accounts Receivables

The Company’s Accounts Receivables are summarized as follows:
	As of
	June 30,	December 31,
	2011	2010

Trade accounts receivables	$4,263,477	$6,383,678
Allowances for doubtful accounts	(183,091)	(180,016)
Accounts receivables, net	$4,080,386	$6,203,662

4. Other Receivables

The Company’s Other Receivable are summarized as follows:
	As of
	June 30,	December 31,
	2011	2010

Other receivables	$2,063,826	$2,909,634
Allowances for doubtful accounts	-	-
Other receivables	$2,063,826	$2,909,634

5. Inventories

The Company’s inventory consists of the following:
	As of
	June 30,	December 31,
	2011	2010

Marine Fuel	$11,875,433	$12,537,974
Other consumables	-	4,447
Total	$11,875,433	$12,542,421

As of June 30, 2011 and December 31, 2010, $9,676,430 and $7,529,080, respectively, of Dalian Xingyuan’s inventory has been pledged as the collateral for Bankers Acceptance Notes and loans from Huaxia Bank.

6. Property Plant and Equipment

The Company’s Property Plant and Equipment are summarized as follows:

	As of June 30,
	2011	2010

Property and buildings	$39,456,828	$20,676,056
Laboratory equipment	1,183,013	491,142
Boiler equipment	335,546	318,946
Marine bunker	218,518	213,600
Transportation vehicles	1,166,922	1,140,660
Office equipment	51,127	48,128
Electronic equipment	80,639	76,330
Leasehold improvement	98,602	96,385
Total	42,591,195	23,061,247
Less: Accumulated depreciation	(2,053,525)	(1,618,106)
Net Value	$40,537,670	$21,443,141

The depreciation expenses were $435,419 and $253,187 for six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, $1,134,110 of Xingyuan’s property has been pledged as the collateral for a loan from Huaxia Bank.

7. Construction in Progress

The Company’s construction in progress is summarized as follows:
	As of
	June 30,	December 31,
	2011	2010

Construction in progress, cost	$1,762,458	$14,622,609
Total	$1,762,458	$14,622,609

The construction projects as of June 30, 2011and December 31, 2010 were constructions to build facilities to expand production capacity in Tianjin, Donggang, Panjin, Dongying and Nanlian. Balances represent mainly construction expenditures and equipment cost.

The following table states the details about costs incurred at each of the balance sheet date presented:

	As of
	June 30,	December 31,
	2011	2010

Berth and berth improvement	$323,415	$64,725
Oil blending and storage tank	1,439,043	14,557,884
Total	$1,762,458	$14,622,609

8. Intangible Assets

The Company’s Intangible Assets are summarized as follows:
	As of
	June 30,	December 31,
	2011	2010

Land use rights	$3,039,180	$2,970,782
Software	20,114	19,662
Total	3,059,294	2,990,444
Less: accumulated amortizations	(189,498)	(151,061)
Intangible assets, net	$2,869,796	$2,839,383

Nanlian’s land use rights of $2,325,545 have been pledged as collateral for a loan from Baotou Commerce Bank as of June 30, 2011.

Donggang Xingyuan’s land use rights of $598,115 have been pledged as collateral for a loan from Huaxia Bank as of June 30, 2011.

Amortization expenses for the six months ended June 30, 2011 and 2010 were $34,592 and $23,119 respectively.

The estimated aggregate amortization expense for intangible assets for the five succeeding year is $345,920 for years 2011 to 2015.

9. Short Term Loans

The Company has loans payable to financial institutions with interest rates ranging from 5.84% to 7.27% and maturity dates through February 6, 2012.

	Interest Rate		December 31,
	(Per Annum)	June 30, 2011	2010	Terms
Baotou Commerce Bank	5.84%	2,011,450	2,570,404	August 5, 2010 – July 15, 2011
Huaxia Bank	6.37%	2,629,584	1,966,182	August 12, 2010 – August 12, 2011
Huaxia Bank	7.27%	773,634	-	February 28, 2011 – February 6, 2012
Total		$5,414,668	$4,536,586
 The loans are secured by certain properties, inventories and land use right of the Company, as fully described in Note 5, 6 and 8.

10.  Bank Notes Payable

The Company executed credit facilities with Shenzhen Development Bank (“SD Bank”), Yingkou Bank (“YK Bank”) and Huaxia Bank that provided for working capital in the form of bank acceptance notes. Borrowings under the credit facility were made at bankers’ acceptance.

Beneficiary	Endorser	Origination Date	Maturity Date	Amount
Dalian Xingyuan	Huaxia Bank	6-16-2011	12-16-2011	$6,962,712
Panjin Dalian Group	YK Bank	02-15-2011	08-14-2011	3,094,538
Panjin Dalian Group	YK Bank	02-16-2011	08-15-2011	2,785,084
Panjin Dalian Group	YK Bank	02-21-2011	08-20-2011	3,094,538
Dalian Xingyuan	Huaxia Bank	02-28-2011	08-28-2011	1,547,269
Panjin Dalian Group	SD Bank	03-10-2011	09-09-2011	4,641,807
Panjin Dalian Group	SD Bank	03-14-2011	09-13-2011	4,641,807
Donggang Xingyuan Marine	Huaxia Bank	03-29-2011	09-29-2011	3,868,173
Total				$30,635,928

Borrowings under these credit facilities noted above are made on a when-and-as-needed basis at the Company’s discretion. Ten thousand tons of marine fuel was pledged to be served as collateral against credit default. The Company is required to hold Restricted Cash of $12,842,333 with the above financial institutions as additional collateral against these bankers acceptance notes.

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

Amounts restricted include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIE as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$3,085,000 and US$3,078,000 as of June 30, 2011 and December 31, 2010; therefore in accordance with Rules 504 and 4.08 (e) (3) of Regulation S-X, the condensed parent company only financial statements as of June 30, 2011 and December 31, 2010, for each period ended June 30, 2011 and December 31, 2010 are disclosed in Note 16.

12. Taxes Payable

Taxes Payable consisted of the followings:

	June 30, 2011	December 31, 2010
Income Tax Payable	745,969	4,216,770
VAT Payable	286,888	5,138,502
Other Tax Payable	348,819	840,148
Total	1,381,676	10,195,420

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

	As of June 30, 2011
	Amount	Cost

Shares repurchased	91,192	$497,693
Total	91,192	$497,693

In October 2010, the Board of Directors of the Company approved and adopted the share repurchase plan of its common stock up to a value of $0.5 million, The plan remains valid through October 2011. We may (but are not obligated to) repurchase shares of our common stock from time to time on the open market or in privately negotiated transactions pursuant to the Exchange Act Rule 10b-5, Rule 10b5-1, Rule 10b-18 and other applicable SEC legal requirements. As of June 30, 2011, a total of 91,192 shares have been purchased from the open market at average price of $5.4576 per share, which means the maximum share repurchase amount has been reached and, therefore, no additional shares may be repurchased under the plan.

14. Commitment and Contingency

Lease Obligation

The Company has entered into several tenancy agreements for the lease of storage facilities, offices premises and berth use rights. The Company’s commitment for minimum lease payments under these operating leases for the next five years and thereafter is as follows:

For the year 2011	331,162
For the year 2012	615,385
For the year 2013	692,308
Thereafter	—
Total	$1,638,855

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

    Under the terms of the agreement with Jinghai, the Company will be granted exclusive rights to supply Jinghai with up to 18,000 tons of marine fuel per year, for a period of 10 years, at local wholesale market value within that particular area. A purchase discount which equivalent to an annual payment of RMB 1 million (approximately USD 0.15 million) will be earned by Jinghai for the first three years if quantity purchase level are accomplished.

    As of June 30, 2011, approximately 6,300 tons of marine fuels were sold to Jinghai. As such discount did not take effect.

15. Subsequent Events

On July 1, 2011, the Company granted 48,000 options to independent directors on the Board of Directors of the Company, respectively, as a part of their respective compensation, with an exercise price of $2.38, the closing price of the Company’s stock on July 1, 2011.

On July 19, 2011, Nanlian renewed its bank loan of RMB 13 million (approximately $2.0 million) with Baotou Commerce Bank at annual interest rate of 6.888%, and matures on July 19, 2012.

16. Parent Company Only Condensed Financial Information

Condensed Balance Sheets

	As of
	June 30,	December 31,
	2011	2010

ASSETS
Noncurrent assets
Investment in subsidiaries	52,460,345	47,588,487
Total noncurrent assets	52,460,345	47,588,487
Total assets	$52,460,345	$47,588,487
LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies	—	—
Stockholders' equity
Common stock: par value $.001; 50,000,000 shares authorized; 9,610,159 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	9,610	9,610
Treasury stock, at cost	(497,693)	(497,693)
Additional paid in capital	29,827,160	29,827,160
Retained earnings	3,020,955	1,806,405
Other comprehensive income	20,100,313	16,443,005
Total stockholders’ equity	52,460,345	47,588,487
Total liabilities and stockholders' equity	$52,460,345	$47,588,487

Condensed Statements of Income:
	As of
	June 30,	December 31,
	2011	2010

Operating income
Equity in profit of subsidiaries & VIE	3,657,308	8,899,011
Net income attributable to the Company	3,657,308	8,899,011

Condensed Cash Flow Statements

	As of
	June 30,	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,657,308	$8,899,011
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in profit of subsidiaries & VIE	(3,657,308)	(8,899,011)
Net cash provided by operating activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

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

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Andatee China Marine Fuel Services Corporation that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results.  You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report , as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.  We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

Accounts Receivables

During the normal course of business, we extend to some of our customers interest-free unsecured credit for an initial term of 30 - 60 days, depending on a customer’s credit history, as well as local market practices. Our accounts receivable turnover in days for the six months ended June 30, 2011 and 2010 were 8.6 and 5.8 days, respectively.

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

Determination of Functional Currencies

Our reporting currency is the U.S. dollar. The functional currency of Andatee and Goodwill are the U.S. dollar. The functional currency of our PRC subsidiary, our VIE and its subsidiaries in China is the RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in the determination of the functional currency which is made by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of our subsidiary and VIE entities in China are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the current exchange rate in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of June 30, 2011 and 2010 was a gain of $1,214,550 and a loss of $145,599, respectively.

Business and Operations Overview

Andatee China Marine Fuel Services Corporation is a Delaware corporation.  Our executive offices are located in the City of Dalian, a key international shipping hub and international logistics center in North China. Our main offices are located in the city of Dalian, at No. 1 Bintao Garden West Binhai Road, Xigang District, Dalian, China

We carry out all of our business through our Hong Kong subsidiary, Goodwill, its wholly-owned Chinese subsidiary, Fusheng, Fusheng’s subsidiaries and Fusheng’s variable interest entity (VIE), Xingyuan, and Xingyuan’s subsidiaries (Xingyuan and its subsidiaries being collectively referred to as the VIE entities). A VIE is an entity under FASB Interpretation No. 46R (“Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”) where equity investors do not have the characteristics of a controlling financial interest (see Note 1 of Notes to Consolidated Financial Statements). Through Fusheng and Xingyuan, we are a leading marine fuel supplier along the coast of east China. Our products include cargo vessel fuel classified as CST180 and CST120, fishing boat fuel classified as#1,#2, #3 and #4, which are close substitutes for diesel used throughout the region’s fishing industry. We produce, store, distribute and trade the blended marine fuel oil for cargo and fishing vessels. Backed by core facilities, including storage tanks, tankers and berths, our sales network covers major depots along the towns of Dandong, Tianjin, Shidao and Shipu, which are famous for their fishing tradition and industry.

Currently, we sell approximately 57.1% of our products through distributors and approximately 42.9% to retail customers. Our products are substitutes for diesel used throughout east coast of China fishing industry by small to medium sized cargo vessels. Our core facilities include storage tanks, berths (the space allotted to a vessel at the wharf), marine fuel pumps, blending facilities and tankers. Our sales network covers major depots along the towns of Dandong, Shidao, Tianjin and Shipu along the east coast of China.

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

The facilities with 17,000m3 tanks located in Zibo City was completed on May 26, 2011, and the Company believes that this new facility's close proximity to a network of refineries in Shandong province will help to reduce the cost of procuring raw materials and the cost of transportation incurred by shipping products to customers in Shidao City, Shandong province. Total capital expenditure is at RMB 56 million (US$ 8.7 million).

 Construction of the Panjin City facilities was completed on June 21, 2011, which will provide additional 15,000 m3-tank capacities in a region close to the areas where our current major suppliers operate. The cost for construction is at approximately RMB 64 million (US$ 9.3 million)

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

In 2011, our overall strategy has been to (i) increase our share of retail sales since such sales had shown to be less price-sensitive than our sales to the distributors, (ii) acquire our own retail facilities to reduce the risk of opportunistic negotiations from our retail customers during periods of volatile oil prices, (iii) build retail points in strategic locations (often close to other, recently acquired locations) to capture a majority of active local markets and (iv) add more products to our current product line to further satisfy customers’ diversifying demands.

As the result of expansion of our distribution network and contribution from new products put into markets during the first half of 2011, our revenues for the six months ended June 30, 2011 have increased to $ 107.4 million as the result of 45.5% increase in our volume of sales, and our gross margin has dropped to 8.8%, compared with 12.0% in same period of 2010. Our gross margin declined result from increasing raw materials costs, which we couldn’t entirely pass on to customers. For the six months ended June 30, 2011, 42.9% of our sales were to retail customers as compared with 48.8% in the same period of 2010.

We believe that maintaining our retail sales and distribution channels will help stabilize gross margins by offsetting part of the pressure imposed on our profit margin from the surge of raw materials costs. We also believe that higher retail sales and closer ties with our customers as well as wider distribution network are at the core of our strength and business viability going forward.

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

•
Fluctuations in Crude Oil Price - We use oil refinery by-products as raw materials for our production. The recent increase in oil prices had a direct impact on the price we pay for these products. We tried to mitigate this in the short-term by increasing the price of our products and passing as much the increase as possible to our customers. Our efforts to pass on price increase to customers has been complicated by current refined oil pricing mechanism imposed by China authorities.

Results of Operations

Comparison of the three and six months ended June 30, 2011 and 2010

Revenue

Our revenue increased by US$19.1 million, or 43.3%, from US$44.1 million for the second quarter ended June 30, 2010 to US$63.1 million for second quarter ended June 30, 2011. The increase in our revenues was due to the increased sales volume and higher average crude oil price. The sales volume increase by 8,400 tons, or 11.5%, from 73,000 tons for the second quarter ended June 30, 2010 to 81,400 tons for the second quarter ended June 30, 2011. While the international crude oil price increased from $81 per barrel in the second quarter of 2010 to $104 per barrel in the second quarter of 2011. The increase in sales volume was mainly the result of increased sales in 1# marine fuel.

Our revenue increased by US$33.6 million, or 45.5%, from US$73.8 million for the six months ended June 30, 2010 to US$107.4 million for six months ended June 30, 2011.  The increase in our revenues was the result of increased sales due to the expansion of our sales network, successful marketing efforts of 1# marine fuel products by finding more reliable distributors and higher average international crude oil price. During the six months ended June 30, 2010 the international oil prices stayed around the level of $80 per barrel in comparison to average oil price of $100 per barrel in the first half of 2011.

Our overall sales volume increased by 15.3% or 18,400 tons, from 120,000 tons for the six months period ended June 30, 2010 to 138,400 tons for the six months period ended June 30, 2011. During the first half of 2011, our existing distribution network continued to contribute to the increase in overall sales volume, in addition, we found our efforts in promoting product 1# were rewarded by obtaining an increase of approximately 12,700 tons in sales volume.

For the six months ended June 30, 2011, 1# marine fuel represented 9.2% of our sales, 2# marine fuel represented 8.1% of our sales, 3# marine fuel represented 9.7% of our sales, 4# marine fuel represented 55.3% of our sales, 180CST represented 9.7% of our sales and 120CST represented 8.0% of our sales.

For the six months ended June 30, 2010, 2# marine fuel represented 9.5% of our sales, 3# marine fuel represented 10.0% of our sales, 4# marine fuel represented 65.1% of our sales, 180CST represented 10.3% of our sales and 120CST represented 5.1% of our sales.

Cost of Revenue

        Our cost of revenues increased by US$20.2 million, or 52.0%, from US$38.8 million for the second quarter ended June 30, 2010 to US$59.0 million for the second quarter ended June 30, 2011 due to higher sales.

Our cost of revenues increased US$33.0 million, or 50.8%, from US$65.0 million for the six months ended June 30, 2010 to US$98.0 million for the six months ended June 30, 2011. This increase reflects our 45.4% increase in sales during 2011. As a percentage of revenues, the cost of revenues rised to 91.2% for the six months ended June 30, 2011 compared to 88.0% for 2010.

Raw materials we use are generally the by-products produced by refineries. We believe that our long standing relationship with major suppliers in the region can provide the supply and price stability that we require in our operations. In our case, we have a long standing contractual relationship with China Petroleum Dalian Branch, Panjin Branch, etc. which, for the six months of 2011, provide over 43% of all raw materials.  Other supplies, including Liaoyang Huaxian, Fushun Shengli, Dalian Haichang and Dongying Haikeruilin provide the remainder of our need for raw materials.

Gross Profit

As a result of the efforts discussed above, our gross profit decreased by US$1.1 million, or 20.7%, to US$4.2 million for the second quarter of 2011 as compared to US$5.3 million in the second quarter of 2010. As a percentage of revenues, our gross profit margin was 6.6% and 12% for the second quarter of 2011 and 2010, respectively.

Our gross profit increased by US$0.6 million, or 6.4%, from US$8.8 million for the six months ended June 30, 2010 to US$9.4 million for the six months ended June 30, 2011. As a percentage of revenues, our gross profit margin dropped to 8.7% for the six months ended June 30, 2011 compared to 12.0% for the six months ended June 30, 2010. The decrease in our gross profit percentage results primarily from higher raw materials costs, which can hardly be offset by increased sales price.

Our gross profit margins are impacted by changes in the average prices of our products, product sales mix, the ratio of retail to wholesale and our raw material purchasing price. The average prices of our products are subject to the fluctuations in world crude oil prices and, in recent years, were also affected by the challenging global economic conditions.

Selling Expenses

Selling expenses decreased by US$0.1 million, or 18.4%, from US$0.7 million for the second quarter of 2010 to US$0.6 million in second quarter of 2011. As a percentage of revenues, selling expenses decreased from 1.6% for the second quarter of 2010 to 0.9% for 2011.

       Our selling expenses increased US$46,069, or 3.1%, from US$1,473,878 for the six months ended June 30, 2010 to US$1,519,947 for the six months ended June 30, 2011. This increase was primarily due to the increase in sales employee compensation and other expenses for promotion of our products. As a percentage of revenues, selling expenses decreased from 2.0% for the six months ended June 30, 2010 to 1.4% for 2011.

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

General and Administrative Expenses

General and administrative expenses increased by US$0.3 million, or 45.8%, from US$0.7 million for the second quarter of 2010 to US$1.0 million for the second quarter of 2011. The increase was primarily due to start-up expenses incurred for opening office in Shanghai.  As a percentage of revenues, general and administrative expenses increased from 1.5% for the second quarter of 2010 to 1.6% for 2011.

General and administrative expenses increased US$0.4 million, or 33.6%, from US$1.3 million for the six months ended June 30, 2010 to US$1.7 million for the six months ended June 30, 2011. As a percentage of revenues, general and administrative expenses decreased from 1.7% for the six months ended June 30, 2010 to 1.6% for 2011.

Operating Income

As a result of the factors discussed above, our operating income decreased by US$1.3 million, or 32.9%, from US$3.9 million for the second quarter of 2010 to US$2.6 million for the second quarter of 2011. As a percentage of revenues, our operating income decreased from 8.7% for the second quarter of 2010 to 4.1% for 2011.

Our operating income remained consistent at or around 6.1 million for the six months ended June 30, 2011 and 2010. As a percentage of revenues, our operating income decreased from 8.2% for the six months ended June 30, 2010 to 5.4% for 2011.

Interest Expense

Interest expense increased by USD$0.7 million, or 505.0%, from US$0.1 million for the second quarter of 2010 to US$0.8 million for the second quarter of 2011. The increase in interest expense was  the result of rise in benchmark interest rate, tightening in credit policy by China government in 2011 and increase in the level of our loan financing.. The benchmark interest rate has risen by 0.5% from 5.81% for 2010 to 6.31% in 2011.

        Interest expense increased US$1,011,850, from US$252,079 for the six months ended June 30, 2010 to US$1,263,929 for the six months ended June 30, 2011.

Provision for Income Taxes

Provision for income taxes decreased US$0.6 million, or 56.5%, from US$1.0 million for the second quarter of 2010 to US$0.4 million for the second quarter of 2011. This decrease in the provision for income taxes was primarily attributable to the decrease in our pre-tax income by 60.9% over 2010.

Provision for income taxes decreased US$0.4 million, or 22.6%, from US$1.6 million for the six months ended June 30, 2010 to US$1.2 million for the six months ended June 30, 2011. This decrease in the provision for income taxes was primarily attributable to the decrease in our pre-tax income by 21.7% over the first half of 2010. Our effective tax rates were 27.3% for the six months ended June 30, 2010 and 27.7% in 2011.

Net Income

As a result of the foregoing, net income attributable to the Company decreased by US$1.3 million, or 48.7%, from US$2.6 million for the second quarter of 2010 to US$1.3 million for 2011.

Net income attributable to the Company decreased by US$0.4 million, or 9.6%, from US$4.0 million for the six months ended June 30, 2010 to US$3.6 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

As of June 30, 2011, we had cash of US$5.2 million in our bank accounts, and additionally, we have set aside US$12.8 million for restricted cash on bankers’ acceptance. The decrease in our cash balance at June 30, 2011 reflects the combined result of cash used in operating activities of US$4.7 million, cash used in construction of US$5.9 million and cash provided by financing activities of US$3.9 million.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	As of June 30,
	2011	2010
Cash flow data:
Net cash used in operating activities	4,736,526	(2,111,942)
Net cash used in investing activities	(5,953,152)	(1,035,978)
Net cash provided by financing activities	3,933,051	14,891,953
Effect of exchange rate on cash	1,131,524	143,771
Net changes in cash	(5,625,103)	11,887,804
Cash at beginning of period	10,813,103	1,539,009
Cash at end of period	5,188,000	13,426,813

Operating Activities

Net cash used in operating activities for six months ended June 30, 2011 was US$4.7 million, which was primarily as a result of the following factors:

•           net income of US$3.7 million;
•           a decrease in accounts receivable of US$2.1million as a result of increased efforts in tightening policy of sales on credit during the second quarter in 2011;
•           a decrease in inventories of US$0.7 million resulting from cutting back on inventory level on account of the fast increasing cost of raw material and growing volatility of oil price, which requires less inventory to manage the risks followed and upcoming slack season;
•           a decrease in advances to suppliers of $3.0 million as a result of reducing purchasing activities;
•           a decrease in other receivables of US$0.8 million due to decreased prepayment for services and deposits under signed agreements;
•           a decrease in advance from customers of US$5.2 million;
•           a decrease in accounts payable of US$1.0 million in line with decreased purchasing;
•           a decrease in tax payable of US$8.8million;
•           a decrease in other payable of US$0.1 million resulting from repayment of temporary borrowings from various parties;
•           a decrease in accrued liabilities of US$0.1 million attributable to paying fees for leasing storage tanks;
•           a decrease in other assets of US$0.5 million as refunds from taxation authorities after obtaining approval of operations;

Net cash used in operating activities for six months ended June 30, 2010 was US$2.1 million, which was primarily as a result of the following factors: (1) net income of US$4.0 million, (2) a decrease in accounts receivable of US$0.3 million, (3) an increase in inventories of US$3.7 million resulting from inventory rebuilding in order to meet increasing demand, as discussed below, (4) an increase in advances to suppliers of $3.2 million, (5) an increase in other receivables of US$0.1 million, (6) an increase in advance from customers of US$1.6 million, (7) a decrease in accounts payable of US$0.4 million in line with increased purchasing, and (8) a decrease in other payable of US$0.2 million.

The increase in our inventories at June 30, 2010 reflects both our increased sales and inventories established to meet the requirements of expanding sales network. As a result, we need more inventories to keep all outlets running to generate revenue growth for the second quarter of 2010.

Investing Activities

Cash used in investing activities was US$5.9 million for six months ended June 30, 2011, which was attributable to:

•      expenditures in construction projects of US$6.3 million to expand the production capacity in Panjin, Liaoning province, Zibo, Shandong province, Nanlian, Zhejiang province and Tianjin City.
•      expenditures in purchase of property and equipment of US$0.36 million due to the finished construction in Zibo, Shandong province and Panjin, Liaoning province.
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

Financing Activities

Cash provided by financing activities was US$3.9 million for six months ended June 30, 2011. It consists of bank borrowings of 24.6 million in short-term bank notes and $0.8 million in short term loans .The cash used to repay the bank notes and payment to escrow account for bank notes was US$25.7 million and US$4.1 million, respectively.

Cash provided by financing activities was US$15 million for the six months ended June 30, 2010. It consists of our short-term notes and proceeds from our IPO. In the six months ended June 30, 2010, the cash used to repay the bank loans was US$5.1 million.

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

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms.

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

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, the Company did not (i) sell any unregistered securities, or (ii) repurchase any of its equity securities.

Item 3.	Defaults Upon Senior Securities

N/A.

Item 4.	Removed and Reserved.

Item 5.	Other Information

As previously reported, on June 25, 2011, the Board of Directors of the Company approved, among other things, certain option grants to the Company’s executive management and independent members of the Board. Following such approval and effective as of July 29, 2011, the Board accepted cancellations by An Fengbin (Chief Executive Officer) and Wen Tong (Chief Financial Officer) of their respective grants of 150,000 and 60,000 stock options.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's Board of Directors during the fiscal quarter ended June 30, 2011.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Andatee China Marine Fuel Services Corporaiton

Date: August 11, 2011	By:	/s/ An Fengbin
An Fengbin
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2011	By:	/s/ Wen Tong
Wen Tong
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

3.1(i)	Certificate of Incorporation(1).

3.1.1(i)	Amendment to the Certificate of Incorporation(1).

3.1(ii)	By-Laws(1).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to the exhibit with the same number to the Company’s Registration Statement on Form S-1 (SEC File No. 333-161577) effective as of January 25, 2010.

*	To be filed by amendment to this Quarterly Report on Form 10-Q pursuant to Regulation S-T.