Form 10-Q
period 2011-09-30
Andatee China Marine Fuel Services Corp
filed 2011-11-14
CIK 1469606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2011, the Company had 9,518,967 shares of common stock issued and outstanding.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$6,308,556	$10,813,103
Accounts receivable, net	2,946,329	6,203,662
Other receivables, net	1,007,850	2,909,634
Inventories	12,093,282	12,542,421
Advances to suppliers	10,322,198	14,396,859
Deposit for purchase of land use rights	688,738	1,397,443
Prepaid expense	209,752	455,700
Deferred tax assets	46,577	45,004
Other current assets	-	452,928
Total current assets	33,623,282	49,216,754
Property, plant and equipment, net	40,601,921	21,443,141
Construction in progress	1,808,797	14,622,609
Intangible assets, net	2,874,497	2,839,383
Goodwill	1,196,441	1,156,034
Restricted cash	10,715,348	17,022,770
Total assets	$90,820,286	$106,300,691

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,965,164	$1,445,218
Short-term loan	4,226,344	4,536,586
Taxes payable	1,266,668	10,195,420
Advances from customers	1,613,641	6,900,193
Accrued liabilities	45,507	193,517
Dividends payable	248,146	239,766
Bank notes payable	23,636,221	31,761,396
Construction project payable	-	480,403
Other payable	170,560	635,332
Total current liabilities	33,172,251	56,387,831
Total liabilities	33,172,251	56,387,831
Commitments and contingencies

Equity
Stockholders’ equity of the Company
Common stock, $0.001 par value; 5,000,000 shares authorized; 9,610,159 shares issued and 9,518,967 shares outstanding as of September 30, 2011 and December 31, 2010	9,610	9,610
Treasury stock, at cost; 91,192 shares	(497,693)	(497,693)
Additional paid-in capital.	29,888,556	29,827,160
Accumulated other comprehensive income	3,682,019	1,806,405
Retained earnings	22,373,948	16,443,005
Total stockholders' equity of the Company	55,456,440	47,588,487
Noncontrolling interest	2,191,595	2,324,373
Total equity	57,648,035	49,912,860
Total liabilities and equity	$90,820,286	$106,300,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$65,751,882	$57,530,234	$173,152,081	$131,364,805
Cost of revenues	59,480,565	51,776,440	157,460,684	116,758,501
Gross profit	6,271,317	5,753,794	15,691,397	14,606,304
Operating expenses
Selling expenses	1,946,626	1,210,861	3,466,573	2,684,739
General and administrative expenses	843,131	703,263	2,580,676	2,004,308
Total operating expenses	2,789,757	1,914,124	6,047,249	4,689,047
Income from operations	3,481,560	3,839,670	9,644,148	9,917,257
Other income (expense)
Interest income (expense)	(404,351)	(330,813)	(1,668,280)	(582,892)
Other income (expense)	6,756	(47,358)	(1,156)	(45,501)
Total other expense	(397,595)	(378,171)	(1,669,436)	(628,393)
Net income before tax provision	3,083,965	3,461,499	7,974,712	9,288,864
Tax provision	927,265	713,577	2,176,547	2,327,977
Net income	2,156,700	2,747,922	5,798,165	6,960,887
Net (loss) income attributable to the noncontrolling interest	(116,935)	107,717	(132,778)	273,508
Net income attributable to the Company	$2,273,635	$2,640,205	$5,930,943	$6,687,379
Foreign currency translation adjustment	661,064	752,872	1,875,614	898,471
Comprehensive income attributable to the Company	2,934,699	3,393,077	7,806,557	7,585,850
Comprehensive (loss) income attributable to the noncontrolling interest	(116,935)	107,717	(132,778)	273,508
Comprehensive income	$2,817,764	$3,500,794	$7,673,779	$7,859,358
Basic and diluted weighted average shares outstanding	9,779,092	9,758,821	9,747,268	9,265,175
Basic and diluted net earnings per share	$0.23	$0.27	$0.61	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income attributable to the Company	$5,930,943	$6,687,379
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	(132,778)	273,508
Options issued for services	61,396	204,953
Depreciation	869,377	428,433
Amortization	63,145	51,580
Loss on disposal of property, plant and equipment	-	52,348
Changes in operating assets and liabilities:
Accounts receivable	3,252,123	(1,393,253)
Inventories	449,139	(205,840)
Other receivables	1,901,784	(2,679,407)
Advances to suppliers	4,074,661	(3,037,095)
Prepaid expense	245,948	149,767
Other assets	452,928	-
Accounts payable	519,946	(209,637)
Accrued liabilities	(148,010)	-
Advances from customers	(5,286,552)	2,029,867
Taxes payable	(8,930,325)	385,093
Construction project payable	(480,403)	-
Other payable	(464,772)	601,225
Net cash provided by operating activities	2,378,550	3,338,921
Cash flows from investing activities
Consideration for acquisition	-	(1,060,002)
Cash acquired by acquisition	-	1,253,277
Certificate of deposit	-	(11,212,135)
Purchase of property and equipment	(1,018,752)	(2,774,406)
Construction in progress	(6,195,593)	(11,737,994)
Refund of deposit toward purchase of land use right	708,705	-
Payment received from related party	-	122,667
Net cash used in investing activities	(6,505,640)	(25,408,593)
Cash flows from financing activities
Proceeds from Initial Public Offering	-	19,989,504
Proceeds from short term loans	3,443,688	4,478,136
Repayment of short term loans	(3,753,930)	(10,238,109)
Deposits released from restricted escrow account for bank notes	6,307,422	-
Proceeds from bank notes	23,636,221	22,693,002
Repayment of bank notes	(31,761,396)	-
Net cash (used in) provided by financing activities	(2,127,995)	36,922,533
Effect of changes in exchange rates on cash	1,750,538	834,442
Net (decrease) increase in cash and cash equivalents	(4,504,547)	15,687,303
Cash and cash equivalents, beginning of period	$10,813,103	$1,539,009
Cash and cash equivalents, end of period	$6,308,556	$17,226,312
Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,833,163	$634,285
Income taxes	$5,868,167	$1,964,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

1.	Description of Business, Organization, VIE and Basis of Consolidation

Andatee China Marine Fuel Services Corporation (“Andatee” or “the Company”) was incorporated in the State of Delaware on July 10, 2009. Upon incorporation, the Company had authorized 50,000,000 common stock shares, par value $0.001per share. On October 16, 2009 the Company issued 8,000,000 shares in the share exchange with Goodwill Rich International Limited ("Goodwill Rich"), as described below. On October 19, 2009, the Company affected a 1.33334:1 reverse share split.  As a result of the split, the number of common stock issued and outstanding has decreased from 8,000,000 to 6,000,000 shares.

The Company was organized as a holding company to acquire Goodwill Rich, a company incorporated in Hong Kong, and its subsidiary in connection with a contemplated initial public offering of the Company’s common stock on the Nasdaq Stock Market. Goodwill Rich was incorporated on October 28, 2008.

Andatee became the owner of 100% of the outstanding common stock of Goodwill Rich and its subsidiary as the result of a share exchange arrangement consummated on October 16, 2009.  The stockholders of Andatee and the stockholders of Goodwill Rich were the same, and therefore the August 2009 share exchange was accounting for as a recapitalization of Goodwill Rich. As a result, Goodwill is deemed to be the predecessor of Andatee for financial reporting purposes.

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

On March 26, 2009, Fusheng, Xingyuan and the stockholders of Xingyuan entered into a series of agreements, as described below (the Consulting Services Agreement, the Operating Agreement, the Equity Pledge Agreement, the Option Agreement and the Proxy and Voting Agreement - collectively "the Agreements"). Under the agreements, as further described below, Goodwill Rich obtained the ability to direct the operations of Xingyuan and its subsidiaries and to obtain the economic benefit of their operations. Therefore, management determined that Xingyuan became a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 (originally issued as FASB Interpretation (“FIN”) No. 46(R) “Consolidated Variable Interest Entities - an interpretation of ARB No. 51”), and the Company was determined to be the primary beneficiary of Xingyuan and its subsidiaries. Accordingly,  the Company has consolidated the assets, liabilities, results of operations and cash flows of Xingyuan and its subsidiaries its financial statements. The Agreements were entered into to facilitate the raising of capital for the operations of Xingyuan through an offering of the Company’s common stock on the Nasdaq Capital Market, and Goodwill Rich paid no consideration to Xingyuan or its stockholders for entering into the agreements under which Xingyuan became a VIE, provided, however, that Mr. An Fengbin, the principle stockholder of Xingyuan became the chairman and CEO of the Company, and Mr. An Fengbin and the other stockholders of Xingyuan  have certain rights or options to acquire the 6,000,000 shares of the Company’s common stock issued in the share exchange between the Company and Goodwill Rich at later dates when permitted by PRC laws and regulations. Mr. An Fengbin remains the principle stockholder of Xingyuan after the completion of the share exchange between Goodwill Rich and Andatee described above.

Upon the October 28, 2008 incorporation of Goodwill Rich, Goodwill Rich and the stockholders of Xingyuan has entered into a series of separate agreements under which Goodwill Rich and Xingyuan were deemed, until March 2009, to be under the common control of the stockholders of Xingyuan. The Agreements provided that the majority stockholder of Goodwill Rich appointed Mr. An Fengbin to (i) act as a director of Xingyuan, Xingyuan’s majority stockholder, and Fusheng, (ii) act for the majority stockholder of Goodwill Rich at any meetings of the directors, managers, financial controllers or other senior management of Xingyuan, Xingyuan’s majority stockholder, and Fusheng, (iii) exercise all voting and dispositive rights over the common stock of Xingyuan, Xingyuan’s majority stockholder, and Fusheng. The Agreements further provided that the majority stockholder of Xingyuan would not appoint any additional directors to the boards of any of these entities without Mr. An Fengbin’s approval. As a result, Mr. An Fengbin was deemed to control both Goodwill Rich and Fusheng, and those companies and Xingyuan were deemed to be under common control.

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

Consulting Services Agreement.   Pursuant to the exclusive consulting services agreement between Fusheng and Xingyuan, Fusheng has the exclusive right to provide to Xingyuan business consulting and related services in connection with the production and sale of marine bunker (the “Services”). Under this agreement, Fusheng owns the intellectual property rights arising from the performance of the Services, including, but not limited to, any trade secrets, copyrights, patents, know-how, un-patented methods and processes and otherwise, whether developed by Fusheng or Xingyuan based on Fusheng’s provision of Services under the agreement. Xingyuan pays 50% of its total net profit to Fusheng on a quarterly basis as consulting service fee. The consulting services agreement is in effect for a term of 10 years starting from March 26, 2009 unless terminated by (a) Xingyuan upon six-months prior written notice and payment to Fusheng of (i) RMB2,000,000 ($313,062 at September 30, 2011) as liquidated damages and (ii) all of Fusheng’s losses resulting from such early termination; (b) Fusheng upon Xingyuan’s breach of the agreement; or (c) Fusheng at any time upon thirty-days written notice to Xingyuan. This agreement may be renewed at Fusheng’s sole discretion.

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

Option Agreement.   Under the option agreement between Xingyuan, the Xingyuan Stockholders and Fusheng, the Xingyuan Stockholders irrevocably, unconditionally and exclusively granted Fusheng a purchase option (the “Purchase Option”) whereby, to the extent permitted under Chinese law, Fusheng has the right to request the Xingyuan Stockholders transfer, to it or its designated entity or person, the total equity interests held by them in the registered capital of Xingyuan, which as a group equals 100% of the outstanding equity of Xingyuan. Fusheng has sole discretion to decide the specific time, method and number of the exercise of the Purchase Option. At the time of each exercise of the Purchase Option by Fusheng, the total consideration to be paid to Xingyuan Stockholders by Fusheng or its designated entity or person shall be determined from one of following two prices i) RMB 10.00; or ii) the lowest price permitted under PRC laws. This agreement will terminate after 100% of the outstanding equity of Xingyuan has been duly transferred to Fusheng and/or Fusheng’s designee(s).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Andatee have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2010, as reported in Form 10-K have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those variable interest entities in which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Foreign Currency Translation

The functional currency of the Company’s subsidiary in Hong Kong is the US dollars while the local currencies of the Company’s subsidiary, VIE and its subsidiaries in China is the Renminbi (“RMB”). Accordingly, assets and liabilities of the China entities are translated into US dollars at the spot rates in effect as of the balance sheet date. Revenues, costs and expenses are translated using monthly average exchange rates during the reporting period. Gains and losses resulting from foreign currency translation to reporting currency are recorded in accumulated other comprehensive income in the statements of changes in shareholders’ equity for the periods presented.

Foreign currency transactions are translated at the spot rates on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations.

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

The Company’s financial instruments consist principally of cash and cash equivalent, accounts receivable, advances to suppliers, accounts payable, short term loans, bank notes payable and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

As of September 30, 2011, all of the Company’s cash was on deposit at financial institutions in the PRC where there is currently no rule or regulation requiring such financial institutions to maintain  insurance to cover bank deposits in the event of bank failure.

For the nine months ended September 30, 2011, two customers accounted for 13.2% and 10.6% of the Company’s total revenues, respectively. There were no customers that accounted for more than 10% of accounts receivable at September 30, 2011. For the nine months ended September 30, 2010, two of the Company’s customers accounted for 13.7% and 11.5% of the Company’s total revenues, respectively.

For the nine months ended September 30, 2011, the company purchased 22.5% and 20.4% of its raw materials from two suppliers. The balances of advances to these two suppliers were $266,254 and $1,547,684 at September 30, 2011, respectively. The balances of advances to these two suppliers were $48,963 and $6,124,167 at December 31, 2010, respectively. The total balance of advances to suppliers at September 30, 2011 and December 31, 2010 was $10,322,198 and $14,396,859, which was non-interest bearing and unsecured.

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

Depreciation is provided to recognize the cost of the asset in the results of operations. The Company calculates depreciation using the straight-line method with estimated useful life as follows:

Items	Estimated Useful Life

Property and buildings	40 years

Marine bunker	15 years

Boiler equipment	12 years

Laboratory equipment	8 years

Transportation vehicles	8 years

Office equipment	4 years

Electronic equipment	3 years

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

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360 (originally Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), certain assets such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of September 30, 2011 and December 31, 2010, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in business acquisitions. The Company performs its impairment test on an annual basis. The Company determined that there was no impairment of goodwill as of September 30, 2011 and December 31, 2010.

Intangible Assets

Intangible assets consist mainly of land use rights and software. The intangible assets are amortized using straight-line method over the life of the rights and assets.

The cost of land use rights are as follows:

Location	Land Size	Amount	Terms
	(square meter)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$2,352,665	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$605,090	July 16, 2008 – May 15, 2058
Mashan Village, Chengshan Town, Shandong Province	3,659.57	$116,866	Government assignment
Total Land Use Rights		$3,074,621

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 (now codified at FASB ASC Topic 810) also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to both the Company and to the noncontrolling interest holders. FASB ASC Topic 810 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.

Noncontrolling interest represents a 37% equity interest in Nanlian, a 10% equity interest in Xinfa and a 48% equity interest in Mashan and Hailong, respectively, for the minority owners.

Revenue Recognition

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 (now codified at FASB ASC Topic 605). Revenue is recognized when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when delivery occurs and when collection is probable.

Delivery is typically conveyed via pipeline or tanker and sales revenues are recognized when customers take possession of goods in accordance with the terms of purchase order agreements that evidence agreed upon pricing and when collectability is reasonably assured.

As an industry wide practice, the Company requires advances from customers for substantially all sales. Such advances are not recognized as revenues when received as they represent down payments from customers for the marine fuel products and the delivery is not yet completed .

Stock-Based Compensation

The Company measures share-based compensation at fair value, using the Black-Scholes options pricing model to determine the fair value of stock options. The fair value of the Company’s restricted stock unit is calculated based on the fair market value of the Company’s stock on the date of grant. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  As of September 30, 2011 and 2010, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Earnings per Share

The Company computes net earnings per share in by dividing net income by the weighted average number of common shares outstanding for that period.

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

In September 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance eliminates the current option to report other comprehensive income within the statement of changes in equity and requires an entity to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or alternatively in two, but consecutive, statements. The new guidance is effective for 2012 reporting. The adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

3. Accounts Receivable

The Company’s Accounts Receivable are summarized as follows:

	As of
	September 30,	December 31,
	2011	2010

Trade accounts receivable	$3,131,555	$6,383,678
Allowances for doubtful accounts	(185,226)	(180,016)
Accounts receivable, net	$2,946,329	$6,203,662

4. Other Receivables

The Company’s Other Receivables consist of deposits for services, advances to employees and other business associations, etc. These amounts are related to operations of the Company, are unsecured, non-interest bearing, and generally short term in nature. Other receivables are reviewed annually as to whether their carrying value has become impaired. As of September 30, 2011 and December 31, 2010, no allowance for the uncollectible accounts is considered necessary.

5. Inventories

The Company’s inventory consists of the following:

	As of
	September 30,	December 31,
	2011	2010

Marine fuel	$12,093,282	$12,537,974
Other consumables	-	4,447
Total	$12,093,282	$12,542,421

As of September 30, 2011 and December 31, 2010, $8,061,461 and $7,529,080, respectively, of Dalian Xingyuan’s inventory has been pledged as the collateral for Bankers Acceptance Notes and loans from Huaxia Bank.

6. Property Plant and Equipment

The Company’s Property Plant and Equipment are summarized as follows:

	As of
	September 30,	December 31,
	2011	2010

Property and buildings	$39,916,957	$20,676,056
Laboratory equipment	1,196,809	491,142
Boiler equipment	340,422	318,946
Marine bunkers	221,066	213,600
Transportation vehicles	1,180,530	1,140,660
Office equipment	52,288	48,128
Electronic equipment	81,579	76,330
Leasehold improvements	99,753	96,385
Total	43,089404	23,061,247
Less: Accumulated depreciation	(2,487,483)	(1,618,106)
Net Value	$40,601,921	$21,443,141

Depreciation was $869,377 and $428,433 for nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, $1,147,335 of Xingyuan’s property in gross value has been pledged as the collateral for a loan from Huaxia Bank.

7. Construction in Progress

The construction projects as of September 30, 2011and December 31, 2010 were construction to build facilities to expand production capacity in Tianjin, Donggang, Panjin, Dongying and Nanlian. Balances represent mainly construction expenditures and equipment cost.

The following table states the details about costs incurred at each of the balance sheet date presented:

	As of
	September 30,	December 31,
	2011	2010

Berth and berth improvement	$327,186	$64,725
Oil blending and storage tanks	1,481,611	14,557,884
Total	$1,808,797	$14,622,609

8. Intangible Assets

The Company’s Intangible Assets are summarized as follows:
	As of
	September 30,	December 31,
	2011	2010

Land use rights	$3,074,621	$2,970,782
Software	20,349	19,662
Total	3,094,970	2,990,444
Less: accumulated amortization	(220,473)	(151,061)
Intangible assets, net	$2,874,497	$2,839,383

Nanlian’s land use rights of $2,325,665 in gross value have been pledged as collateral for a loan from Baotou Commerce Bank as of September 30, 2011.

Donggang Xingyuan’s land use rights of $605,090 in gross value have been pledged as collateral for a loan from Huaxia Bank as of September 30, 2011.

Amortization expenses for the nine months ended September 30, 2011 and 2010 were $63,145 and $51,580 respectively.

The estimated aggregate amortization expense for intangible assets for each of the five succeeding year is $345,920 for years 2011 to 2015.

9. Short Term Loans

The Company has loans payable to financial institutions with interest rates ranging from 6.89% to 7.87% and various maturity dates through August 19, 2012.

	Interest Rate		December 31,
	(Per Annum)	September 30, 2011	2010	Terms
Baotou Commerce Bank	6.89%	2,034,906	2,570,404	August 5, 2011 – July 15, 2012
Huaxia Bank	7.87%	1,408,782	1,966,182	August 19, 2011 – August 19, 2012
Huaxia Bank	7.27%	782,656	-	February 28, 2011 – February 6, 2012
Total		$4,226,344	$4,536,586

The loans are secured by certain properties, inventories and land use right of the Company(see Notes 5, 6 and 8).

10.  Bank Notes Payable

The Company has credit facilities with Shenzhen Development Bank (“SD Bank”), Yingkou Bank (“YK Bank”) and Huaxia Bank that provide for working capital in the form of the following bank acceptance notes.

Beneficiary	Endorser	Origination Date	Maturity Date	Amount
Dalian Xingyuan	Huaxia Bank	6-16-2011	12-16-2011	$7,043,907
Dalian Xingyuan	SD Bank	09-07-2011	03-07-2012	7,200,438
Dalian Fusheng	SD Bank	09-14-2011	03-14-2012	4,695,938
Dalian Fusheng	SD Bank	09-16-2011	03-16-2012	4,695,938
Total				$23,636,221

Borrowings under these credit facilities are made on a when-and-as-needed basis at the Company’s discretion. The Company has pledged ten thousand tons of marine fuel as collateral against credit default. In addition, the Company is required to hold Restricted Cash with the above financial institutions as additional collateral against these bank acceptance notes.  The restricted cash balances at September 30, 2011 and December 31, 2010 were $10,715,348 and $17,022,770, respectively

11. Restricted Net Assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Group’s PRC subsidiary only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s VIE and related subsidiaries.

In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, a foreign invested enterprise established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly-owned foreign invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors for all foreign invested enterprises. The aforementioned reserves only can be used for specific purposes and are not distributable as cash dividends. Fusheng was established as a wholly-owned foreign-invested enterprise and therefore is subject to the above mandated restrictions on distributable profits.

Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide statutory common reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise also is required to provide for discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves only can be used for specific purposes and are not distributable as cash dividends. Xingyuan and its subsidiaries were established as domestic invested enterprises and therefore are subject to the above mandated restrictions on distributable profits.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, the Company’s VIE and related PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.

Amounts restricted include paid-in capital and statutory reserve funds of the Company’s VIE and related PRC subsidiaries as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$3,085,000 and US$3,078,000 as of September 30, 2011 and December 31, 2010; therefore in accordance with Rules 504 and 4.08 (e) (3) of Regulation S-X, the condensed parent company only financial statements as of September 30, 2011 and December 31, 2010, for each period ended September 30, 2011 and December 31, 2010 are presented in Note 15.

12. Taxes Payable

Taxes Payable consisted of the followings:

	September 30, 2011	December 31, 2010
Income Tax Payable	346,136	4,216,770
VAT Payable	544,608	5,138,502
Other Tax Payable	375,924	840,148
Total	1,266,668	10,195,420

Value Added Tax (“VAT”)

The Group’s PRC entities are subject to VAT at an effective rate of 17% of the revenues.

Donggang City provided special tax exemptions to the enterprises incorporated in Donggang. Donggang Xingyuan is entitled to a special 15% tax exemption of its monthly paid VAT as a refund to the Company. The exemption policy will apply to the Company as long as Donggang Xingyuan maintains its operational status in Donggang City.

Income Taxes

Goodwill Rich is subject to taxes in Hong Kong at a rate of 16.5%.

Under Chinese income tax laws, prior to January 1, 2008, companies were subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments. Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the income tax laws. The new standard EIT rate of 25% replaced the 33% rate (or other reduced rates previously granted by tax authorities). The new standard rate of 25% has been applied to calculate certain deferred tax benefits that are expected to be realized in future periods.

13. Commitments and Contingencies

Lease Obligation

The Company has entered into several tenancy agreements for the lease of storage facilities, offices premises and berth use rights. The leases are for one year and are renewable at the management’s discretion. Management believes that they will remain at these facilities for the next three years and have estimated that the commitments for minimum lease payments under these operating leases are approximately $1.5 million.

The Company’s commitment for minimum lease payments under these operating leases for the next five years and thereafter is as follows:

For the year 2011	165,581
For the year 2012	615,385
For the year 2013	692,308
Thereafter	—
Total	$1,473,274

Share Purchase Agreement

In connection with Xingyuan's purchase of the 63% ownership interest in Nalian in December 2005, the Company is contingently obligated to purchase the remaining 37% ownership interest in Nalian not owned for  RMB 8,880,000 (approximately $1.3 million), upon exercise of the minority shareholder's put option.

Supply Agreements

In September 2010, the Company signed 10-year exclusive sales agreements with Haiyu Fishery Limited Corporation ("Haiyu") and Jinghai Group ("Jinghai") to supply marine fuel.   Both Haiyu and Jinghai are located in Rongcheng City, Shandong province.

Under the terms of the agreement with Jinghai, the Company has the right and obligation  to supply Jinghai with up to 18,000 tons of marine fuel per year, for a period of 10 years, at local wholesale market value within that particular area. The agreement provides Jinghai with a rebate equivalent to an annual payment of RMB 1 million (approximately USD 0.15 million) for the first three years of the agreement if certain volume levels are achieved.

As of September 30, 2011, approximately 10,465 tons of marine fuels were sold to Jinghai.

14. Subsequent Events

On October 14, 2011, Fusheng issued bank notes of RMB 48 million (approximately $7.5 million) to Shenzhen Development Bank. The bank notes bear interest at annual rate of 8.4%, mature on April 14, 2012, and primarily for working capital purposes.

15. Parent Company Only Condensed Financial Information

Condensed Balance Sheets

	As of
	September 30,	December 31,
	2011	2010

ASSETS
Noncurrent assets
Investment in subsidiaries	55,456,440	47,588,487
Total noncurrent assets	55,456,440	47,588,487
Total assets	$55,456,440	$47,588,487
LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies
Stockholders' equity
Common stock: par value $.001; 50,000,000 shares authorized; 9,610,159 shares issued and 9,518,967 shares outstanding, at September 30, 2011 and December 31, 2010 respectively	9,610	9,610
Treasury stock, at cost	(497,693)	(497,693)
Additional paid in capital	29,888,556	29,827,160
Retained earnings	3,682,019	1,806,405
Other comprehensive income	22,373,948	16,443,005
Total stockholders’ equity	55,456,440	47,588,487
Total liabilities and stockholders' equity	$55,456,440	$47,588,487

Condensed Statements of Income:

	As of
	September 30,	December 31,
	2011	2010

Operating income
Equity in profit of subsidiaries & VIE	5,930,943	8,899,011
Net income attributable to the Company	5,930,943	8,899,011

Condensed Cash Flow Statements

	As of
	September 30,	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,930,943	$8,899,011
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in profit of subsidiaries & VIE	(5,930,943)	(8,899,011)
Net cash provided by operating activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Basis of Presentation

For the presentation of the parent company only condensed financial information, the Company records its investment in subsidiaries under the equity method of accounting as prescribed in ASC 323 Investments—Equity Method and Joint Ventures (formerly APB opinion No. 18, “ The Equity Method of Accounting for Investments in Common Stock ”). Such investment is presented on the balance sheet as “Investment in Subsidiaries” and 100% of the subsidiaries profit or loss as “Equity in profit or loss of subsidiaries” on the statement of income.

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

Accounts Receivable

During the normal course of business, we extend to some of our customers interest-free unsecured credit for an initial term of 30 - 60 days, depending on a customer’s credit history, as well as local market practices. Our accounts receivable turnover for the nine months ended September 30, 2011 and 2010 were 4.7 and 6.7 times, respectively. We review our accounts receivable quarterly and determined the amount of allowances, if any, necessary for doubtful accounts. Historically, we have not had any bad debt write-offs and, as such, we do not provide a general reserve amount for possible bad debts based upon a percentage of sales or accounts receivable balances. Rather, we review our accounts receivable balances to determine whether specific reserves are required due to such issues as disputed balances with customers, declines in customers’ credit worthiness, or unpaid balances exceeding agreed-upon terms. Based upon the results of these reviews, we determine whether a specific provision should be made to provide a reserve for possible bad debt write-offs.

We also communicate with our customers each month to identify any potential issues and reassess our credit limits and terms with them based on their prior payment history and practices. We also plan to continue building upon our existing relationships and history with each of our customers to assist us in the full and timely collection of outstanding receivable balances.

Assessment of Impairment for Long-lived Assets

Our long-lived assets include fixed assets, intangible assets and goodwill. Fixed assets comprise property and buildings, marine bunkers, boiler equipment, laboratory equipment, transportation vehicles and other office equipment, and are depreciated over the estimated economic useful lives of the assets on a straight-line basis. Intangible assets mainly comprise land use rights and other finite-lived intangible assets. We amortize the cost of intangible assets over their expected future economic lives. Goodwill represents the excess of the purchase price over the net of the fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed upon the business acquisitions. Goodwill is stated at cost less provision for impairment loss. Management’s judgment is required in the assessment of the economic lives of intangible assets and useful lives of the fixed assets. Based on the existence of one or more indicators of impairment, we measure any impairment of fixed assets, intangible assets and goodwill based on a projected discounted cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our business model. An impairment charge would be recorded if we determined that the carrying value of fixed assets, intangible assets and goodwill may not be recoverable. Our estimates of future cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors.

Determination of Functional Currencies

Our reporting currency is the U.S. dollar. The functional currency of Andatee and Goodwill are the U.S. dollar. The functional currency of our PRC subsidiary, our VIE and its subsidiaries in China is the RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in the determination of the functional currency which is made by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of our subsidiary and VIE entities in China are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the current exchange rate in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The foreign currency translation gain reflected within Other Comprehensive Income for the nine-months ended September 30, 2011 and 2010 was $1,875,614 and $898,471, respectively.

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

We carry out all of our business through our Hong Kong subsidiary, Goodwill, its wholly-owned Chinese subsidiary, Fusheng, Fusheng’s subsidiaries and Fusheng’s variable interest entity (VIE), Xingyuan, and Xingyuan’s subsidiaries (Xingyuan and its subsidiaries being collectively referred to as the VIE entities). A VIE is an entity where equity investors do not have the characteristics of a controlling financial interest (see Note 1 of Notes to Consolidated Financial Statements). Through Fusheng and Xingyuan, we are a leading marine fuel supplier along the coast of east China. Our products include cargo vessel fuel classified as CST180 and CST120, fishing boat fuel classified as#1,#2, #3 and #4, which are close substitutes for diesel used throughout the region’s fishing industry. We produce, store, distribute and trade the blended marine fuel oil for cargo and fishing vessels. Backed by core facilities, including storage tanks, tankers and berths, our sales network covers major depots along the towns of Dandong, Tianjin, Shidao and Shipu, which are famous for their fishing tradition and industry.

Currently, we sell approximately 56.1% of our products through distributors and approximately 43.9% to retail customers. Our products are substitutes for diesel used throughout east coast of China fishing industry by small to medium sized cargo vessels. Our core facilities include storage tanks, berths (the space allotted to a vessel at the wharf), marine fuel pumps, blending facilities and tankers. Our sales network covers major depots along the towns of Dandong, Tianjian, Shidao and Shipu along the east coast of China.

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

•
relocated our production and storage centers to locations closer to our end users which provide us more opportunity to develop an efficient and flexible manufacturing and operational infrastructure and enjoy savings on transportation costs.

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

As the result of expansion of our distribution network and contribution from new products put into markets during the first nine months of  2011, revenues have increased to $ 173.1 million as the result of 11.0% increase in our volume of sales, but our gross margin has dropped to 9.0%, compared with 11.1% in same period of 2010. Our gross margin declined result from increasing raw materials costs, which we couldn’t entirely pass on to customers. For the nine months ended September 30, 2011, 43.9% of our sales were to retail customers as compared with 38.3% in the same period of 2010.

We believe that maintaining our retail sales and distribution channels will help stabilize gross margins by offsetting part of the pressure imposed on our profit margin from the surge of raw materials costs. We also believe that higher retail sales and closer ties with our customers as well as broader distribution network are at the core of our strength and business viability going forward.

We intend to (i) control more facilities closer to end markets, through business acquisitions, partner cooperation, building local platform for our products and added-value services, which would enhance the brand awareness of the “Xingyuan” brand and (ii) expand our product line and upgrade our production facilities to explore the markets opportunities and increase our share in the retail market.

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

Results of Operations

Comparison of three months and nine months ended September 30, 2011 and 2010

Revenue

Our revenue increased by US$8.2 million, or 14.3%, from US$57.5 million for the third quarter ended September 30, 2010 to US$65.7 million for third quarter ended September 30, 2011. The increase in our revenues was due to the increased sales volume and higher average crude oil price. The sales volume increase by approximately 4,000 tons, or 5.1%, from 86,000 tons for the third quarter ended September 30, 2010 to 90,000 tons for the third quarter ended September 30, 2011, among which the sales volume of 4# marine fuel has reached to approximately 43,000 tons, accounting for 90% of overall increase in sales volume, thanks to additional capacity contributed by Panjin and Zibo facilities. While the international crude oil price has risen from $78 per barrel in the third quarter of 2010 to $91 per barrel in the third quarter of 2011.

Our revenue increased by US$41.8 million, or 31.8%, from US$131.3 million for the nine months ended September 30, 2010 to US$173.1 million for nine months ended September 30, 2011.  The increase in our revenues was the result of increased sales due to the promotion of 1# marine fuel and the expansion of our sales network, increased sales volume and higher average international crude oil price. The portion of retail sales in our total revenues had increased to 43.9% for the nine months of 2011 from 38.3% for the nine months of 2010. During the nine months ended September 30, 2011 the international oil prices stayed around the level of $96 per barrel in comparison to average oil price of $79 per barrel in the nine months of 2010.

Our overall sales volume increased by 11% or 23,000 tons, from 205,000 tons for the nine months period ended September 30, 2010 to approximately 228,000 tons for the nine months period ended September 30, 2011. During the third quarter of 2011, as the sales of 4# marine fuel picked up and the newly built facilities in Shandong and Liaoning provinces brought in more revenues, we had seen higher demand for our fuel products.

For the nine months ended September 30, 2011, 1# marine fuel represented 14.0% of our sales, 2# marine fuel represented 7.7% of our sales, 3# marine fuel represented 8.6% of our sales, 4# marine fuel represented 52.4% of our sales, 180CST represented 9.8% of our sales and 120CST represented 7.5% of our sales. For the nine months ended September 30, 2010, 1# marine fuel represented 13.0% of our sales, 2# marine fuel represented 7.2% of our sales, 3# marine fuel represented 7.1% of our sales, 4# marine fuel represented 56.7% of our sales, 180CST represented 10.5% of our sales and 120CST represented 5.4% of our sales.

Cost of Revenue

Our cost of revenues increased by US$7.7 million, or 14.9%, from US$51.7 million for the third quarter ended September 30, 2010 to US$59.4 million for the third quarter ended September 30, 2011 due to higher sales.

Our cost of revenues increased by US$40.7 million, or 34.9%, from US$116.7 million for the nine months ended September 30, 2010 to US$157.4 million for the nine months ended September 30, 2011 due to higher sales.

However, as a percentage of revenues, the cost of revenues decreased slightly from 90.1% for the nine months ended September 30, 2010 to 88.8% for the nine months ended September 30, 2011.

Gross Profit

As a result of the efforts discussed above, our gross profit increased by US$0.5 million, or 9.0%, to US$6.2 million for the third quarter of 2011 as compared to US$5.7 million in the third quarter of 2010. As a percentage of revenues, our gross profit margin decreased from 10.0% for the third quarter of 2010 to 9.5% for the third quarter of 2011.

Our gross profit increased by US$1.1 million, or 7.4%, to US$15.7 million for the nine months of 2011 as compared to US$14.6 million in 2010. Our gross profit margin decreased from 11.1% for the nine months of 2010 to 9.1% for the same period of 2011.The decrease in our gross profit percentage resulted primarily from an increase in the sale of products with lower gross profit margin, such as 1# marine fuel, generally, the unit price of 1# is higher by $90 per ton than 4# while the gross profit margins of the other two products are usually the same, in which case results in lower gross profit margin from 1# than 4#, by approximately 1.2%.

Selling Expenses

Selling expenses increase by US$0.7 million, or 60.7%, from US$1.2 million for the third quarter of 2010 to US$1.9 million in the third quarter of 2011. The increase was primarily due to the increase in sales employees’ compensation as a result of increased sales and an increase in promotional expense to market our products produced by the facilities in the area of Panjin and Zibo, where our newly completed facilities are located. As a percentage of revenues, selling expenses increased from 2.1% for the third quarter of 2010 to 2.9% for 2011.

Selling expenses increased by US$0.8 million, or 29.1%, from US$2.7 million for the nine months of 2010 to US$3.5 million in 2011. The increase was primarily due to the increase in sales employees’ compensation and other promotional expenses in marketing products produced by newly completed facilities in Panjin and Zibo areas. As a percentage of revenues, selling expenses decreased from 2.04% for the nine months of 2010 to 2.00% for 2011.

General and Administrative Expenses

General and administrative expenses increased by US$0.1 million, or 19.9%, from US$0.7 million for the third quarter of 2010 to US$0.8 million for the third quarter of 2011. The increase was primarily due to increased professional and other various expenses associated with maintaining the public company status in the United States.  As a percentage of revenues, general and administrative expenses increased from 1.2% for the third quarter of 2010 to 1.3% for 2011.

General and administrative expenses increased by US$0.6 million, or 28.7%, from US$2.0 million for the nine months of 2010 to US$2.6 million for the nine months of 2011. The increase was primarily due to increased professional and other various expenses associated with maintaining the public company status in the United States.  As a percentage of revenues, general and administrative expenses decreased from 1.5% for the nine months 2010 to 1.4% for the same period of 2011.

Operating Income

As a result of the factors discussed above, our operating income decreased by US$0.3 million, or 9.3%, from US$3.8 million for the third quarter of 2010 to US$3.5 million for the third quarter of 2011. As a percentage of revenues, our operating income decreased from 6.7% for the third quarter of 2010 to 5.3% for 2011.

Our operating income decreased by US$0.3 million, or 2.7%, from US$9.9 million for the nine months of 2010 to US$9.6 million for the nine months of 2011. As a percentage of revenues, our operating income decreased from 7.5% for the nine months of 2010 to 5.6% for the nine months of 2011.

Interest Expense

Interest expense increased by US$73,538, or 22.9%, from US$330,813 for the third quarter of 2010 to US$404,351 for the third quarter of 2011. The increase in interest expense was the result of increase in the level of our loan financing.

 Interest expense increased by US$1.1 million or 186.2%, from US$0.6 million for the nine months of 2010 to US$1.7 million for the nine months of 2011. The increase in interest expense was the result of increase in the level of our loan financing.

Provision for Income Taxes

Provision for income taxes increased US$0.2 million, or 29.9%, from US$0.7 million for the third quarter of 2010 to US$0.9 million for the third quarter of 2011.

Provision for income taxes decreased US$0.2 million, or 6.5%, from US$2.3 million for the nine months of 2010 to US$2.1 million for the nine months of 2011. This decrease in the provision for income taxes was primarily attributable to the decrease in our pre-tax income by 14.1% over 2010. Our effective tax rates were 27.2% in 2011 and 25.1% in 2010.

Net Income

As a result of the foregoing, net income decreased by US$0.3 million, or 13.9%, from US$2.6 million for the third quarter of 2010 to US$2.3 million for 2011.

Net income decreased by US$0.8 million, or 11.3%, from US$6.7 million for the nine months of 2010 to US$5.9 million for the nine months of 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

As of September 30, 2011, we had cash of US$6.3 million in our bank accounts, and additionally, we have set aside US$10.7 million for restricted cash on bankers’ acceptance. The decrease in our cash balance at September 30, 2011 reflects the combined result of cash provided by operating activities of US$2.4 million, cash used in construction of US$6.5 million and cash used in financing activities of US$2.1 million.

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

We estimate $8 million will be needed in the next twelve months to fund the construction projects for new blending and storage facilities and the improvement and upgrades of our existing facilities. These projects will be funded through existing working capital and bank borrowing.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded operation and broadened distribution channels will be the primary organic source of funds for future operating activities in the next twelve months. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, we may rely on bank borrowing, if available as well as capital raises.

The following table sets forth a summary of our cash flows for the periods indicated:

	As of September 30,
	2011	2010
Cash flow data:
Net cash provided by operating activities	$2,378,550	$3,338,921
Net cash used in investing activities	(6,505,640)	(25,408,593)
Net cash (used in) provided by financing activities	(2,127,995)	36,922,533
Effect of exchange rate on cash	1,750,538	834,442
Net changes in cash	(4,504,547)	15,687,303
Cash at beginning of period	10,813,103	1,539,009
Cash at end of period	$6,308,556	$17,226,312

Operating Activities

Net cash provided by operating activities for nine months ended September 30, 2011 was US$2.4 million, which was primarily as a result of the following factors:
•           net income of US$5.9 million;
•           a decrease in accounts receivable of US$3.2million as a result of increased efforts in tightening policy of sales on credit during the second and third quarter in 2011;
•           a decrease in inventories of US$0.4 million resulting from cutting back on inventory level on account of the growing volatility of oil price, which requires less inventory to manage the risks followed;
•           a decrease in advances to suppliers of $4.0 million as a result of reducing purchasing activities;
•           a decrease in other receivables of US$1.9 million due to decreased prepayment for services and deposits under signed agreements;
•           a decrease in other assets of US$0.5 million as refunds from taxation authorities after obtaining approval of operations;

•           a decrease in advance from customers of US$5.3 million;
•           an increase in accounts payable of US$0.5 million;
•           a decrease in tax payable of US$8.9 million;
•           a decrease in other payable of US$0.4 million resulting from repayment of temporary borrowings from various parties;
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

Investing Activities

Cash used in investing activities was US$6.5 million for the nine months ended September 30, 2011, which was attributable to:

•      expenditures in construction projects of US$6.2 million to expand the production capacity in Panjin, Liaoning province, Zibo, Shandong province, Nanlian, Zhejiang province and Tianjin City.
•      expenditures in purchase of property and equipment of US$1.0 million due to the finished construction in Zibo, Shandong province and Panjin, Liaoning province.
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

Financing Activities

Cash used in financing activities was US$2.1 million for the nine months ended September 30, 2011. It consists of bank borrowings of 23.6 million in short-term bank notes and $3.4 million in short term loans. The cash used to repay the bank notes, bank loans and payment to escrow account for bank notes was US$31.7 million, US$3.8 million and US$6.3 million, respectively.

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

Item 4T.    Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), the Company conducted an evaluation of its disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, the Company did not (i) sell any unregistered securities, or (ii) repurchase any of its equity securities.

On September 19, 2011, the Company announced the Board’s approval of a stock repurchase plan by the Company’s Chief Executive Officer, pursuant to the Exchange Act Rule 10b5-1, Rule 10b-18, and other applicable SEC legal requirements. Under this plan, Mr. An may purchase up to a value of $2 million of the Company’s common stock through September 19, 2012, subject to certain conditions. The effective date of the plan was October 1, 2011 and, therefore, no shares were purchased pursuant to this plan in the fiscal quarter ended September 30, 2011.

Item 3. Defaults Upon Senior Securities

N/A.

Item 4. [Removed and Reserved].

Item 5.           Other Information

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

EXHIBIT INDEX

Number	Exhibit Table
3.1(i)	Certificate of Incorporation(1).
3.1.1(i)	Amendment to the Certificate of Incorporation(1).
3.1(ii)	By-Laws(1).
31.1	Certification pursuant to Section 302 of the SOX of 2002.
31.2	Certification pursuant to Section 302 of the SOX of 2002.
32.1	Certificate pursuant to 18 U.S.C.ss.1350.
32.2	Certificate pursuant to 18 U.S.C.ss.1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)           Incorporated by reference to the exhibit with the same number to the Company’s Registration Statement on Form S-1 (SEC File No. 333-161577) effective as of January 25, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Andatee China Marine Fuel Services Corporaiton

Date: November 14, 2011	By:	/s/ An Fengbin
An Fengbin
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Wen Tong
Wen Tong
Chief Financial Officer
(Principal Financial and Accounting Officer)

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