Form 10-K
period 2011-12-31
Andatee China Marine Fuel Services Corp
filed 2012-04-16
CIK 1469606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

No. 1518 A-Building 504, Minsheng Road, Shanghai City

People’s Republic of China

(8621) 50152590

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

Large Accelerated Filer ☐    Accelerated Filer    ☐     Non-accelerated Filer ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

As of the close of business on June 30, 2011, the aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $11.08 million based on the closing sale price of the Common stock on the Nasdaq Global Market on that date. The registrant does not have any non-voting common equity.

The Company had 9,610,159 shares of common stock issued and 9,518,967 outstanding as of March 15, 2012.

Documents Incorporated by Reference

None.

1

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

Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2011” mean the year ended December 31, 2011, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

We obtained statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While we believe that the statistical data, industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

Except where the context otherwise requires and for purposes of this Annual Report:

•	the terms “we,” “us,” “our company,” “our” refer to Andatee China Marine Fuel Services Corporation, a Delaware corporation, its subsidiaries Goodwill Rich International Limited and Dalian Fusheng Consulting Co. Ltd., its subsidiaries, Donggang Xingyuan Marine Bunker Company Ltd., Rongcheng Xinfa Petrol Company Ltd., Rongcheng Mashan Xingyuan Marine Bunker Co. Ltd., Rongcheng Zhuoda Trading Co. Ltd, Suzhou Fusheng Petrol Co. Ltd., Wujiang Xinlang Petrol Co. Ltd, and its previous variable interest entity (VIE), Dalian Xingyuan Marine Bunker Co. Ltd., through which entity we conducted all of our business operations and since we have transferred most of them under the direct control of Dalian Fusheng Petrol Co. Ltd. , and only one subsidiary of the VIE, which is Xiangshan Yongshinanlian Petrol Company Ltd.;

•	the term “Andatee” refers to Andatee China Marine Fuel Services Corporation, the parent company;

•	the term Goodwill’’ refers to Goodwill Rich International Limited, a subsidiary of Andatee, which for financial reporting purposes is the predecessor to Andatee; and

•	“China” and “PRC” refer to the People’s Republic of China, and for the purpose of this Annual Report only, excluding Taiwan, Hong Kong and Macau.

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

This Annual Report contains translations of certain Renminbi, or RMB, the legal currency of China, amounts into U.S. dollars at the rate of RMB6.3009 to $1.00, the noon buying rate in effect on December 31, 2011 in New York City for cable transfers of Renminbi as certified for customs purposes by the Federal Reserve Bank of New York. We make no representation that the Renminbi or U.S. dollar amounts referred to in this report could have been or can be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. On March 18, 2012, the noon buying rate was approximately RMB6.5668 to $1.00.

Unless the context indicates otherwise, all share and per share data in this report give effect to a 1-for-1.333334 reverse share split that became effective on October 19, 2009.

ITEM 1.    Business

Overview of our Company

We carry out all of our business through our Hong Kong subsidiary, Goodwill Rich, its wholly-owned Chinese subsidiary, Fusheng, and Fusheng’s directly controlled subsidiaries, previous were Dalian Xingyuan’s subsidiaries and Fusheng’s variable interest entity (VIE), Dalian Xingyuan, and Dalian Xingyuan’s subsidiaries (Dalian Xingyuan and its subsidiaries being collectively referred to as the VIE entities). Through both directly controlled subsidiaries and VIE entities, we are engaged in the production, storage, distribution and wholesale purchases and sales of blended marine fuel oil for cargo and fishing vessels with operations mainly in Liaoning, Shandong, Jiangsu and Zhejiang Provinces in People’s Republic of China (PRC). We compete by providing our customers value added benefits, including single-supplier convenience, competitive pricing, logistical support and fuel quality control.

Our sales of marine oil for fishing boats represented approximately 75% of our total revenue for the period of 2011 as compared with the sale of marine oil for cargo vessels which represented the remaining 25% of our total revenue for the same periods. Currently, we sell approximately 53.06% of our products through distributors and approximately 46.94% to retail customers. Our products are substitutes for diesel used throughout east China fishing industry by small to medium sized cargo vessels. Our core facilities include as storage tanks, berths (the space allotted to a vessel at the wharf), marine fuel pumps, blending facilities and tankers. Our sales network covers major depots along the towns of Dandong, Shidao and Shipu, Suzhou along the east coast of China.

Our operations in China are conducted through our Wholly-Owned Foreign Enterprise ("WOFE"), Dalian Fusheng Petrochemical Company and its subsidiaries: Hailong Petrochemical Co., Limited(established in Tianjin City, on April 23, 2001), Donggang Xingyuan Marine Bunker Company, Ltd. (located in Dandong City, Liaoning Province, and established in April 2008 under the laws of the PRC), Rongcheng Xinfa Petrol Company, Ltd. (located in Rongcheng City, Shandong Province, and established in September 2007 under the laws of the PRC), and Rongcheng Mashan Marine Bunker Company(established in Rongcheng City, Shandong province, on March 12, 2010), Rongcheng Zhuoda Trading Co. acquired in Dec, 31, 2011 (located in Rongcheng city, Shandong Province, and established in Sep, 18, 2009 ), Suzhou Fusheng Petrochemical Company, acquired in Dec, 21, 2011 ( located in Suzhou city, Jiangsu Province and established in June, 8, 2011) and Wujiang Xinlang Petrochemical Company, acquired in Dec, 7, 2011( located in Wujiang city, Jiangsu Province and established in Apr 28, 1998) and our VIE, Dalian Xingyuan Marine Bunker Company, Ltd and its subsidiary:, Xiangshan Yongshi Nanlian Petrol Company, Ltd. (located in Xiangshan City, Zhejiang Province, and established in May 1997 under the laws of the PRC) .

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

Andatee China Marine Fuel Services Corporation is a Delaware corporation. Our executive offices are located in Shanghai City, a key international shipping hub and international logistics center in China. Our main offices are located in Shanghai City, No. 1518 A-Building 504# Minsheng Road, Our telephone and fax numbers are (8621) 50152590 and (8621) 50152530 respectively. Our website address is http://www.andatee.com. The information on our website is not part of this Annual Report.

Proposed Tender Offer and Subsequent Litigation Matters

On November 23, 2011, the Company announced that it had received notice from An Fengbin, Andatee’s majority shareholder and Chief Executive Officer, of his intention to launch a tender offer to acquire all of the outstanding shares of Andatee that he or his affiliates did not own at the time. Specifically, An Fengbin proposed to negotiate the acquisition of all such outstanding shares at a price of $4.21 per share in cash, subject to financing, the completion of due diligence, the negotiation of a definitive merger agreement with Andatee, and other customary conditions (the “Proposed Transaction”). The Company also announced the establishment of the Special Committee of the Board of Directors of the Company, consisting solely of independent directors, Francis N.S. Leong and Wen Jiang, to consider the terms of the Proposed Transaction. The Special Committee has retained Morris James LLP as its legal counsel. In addition, on March 21, 2012, the Special Committee also announced the engagement of Duff & Phelps, LLC as its independent financial advisor to assist the Special Committee in evaluating the foregoing proposal from Mr. An. As of the date of this filing, the proposed offer for the outstanding shares of Andatee has not yet commenced.

As discussed in detail under Item 3. Legal Proceedings in this Annual Report, during the period of November-December 2011, the Company and certain of its officers and directors have been named as defendants in several shareholder lawsuits filed in the Court of Chancery of the State of Delaware in connection with the Proposed Transaction. These litigation matters are in the early stages of their respective proceedings and the Company is yet to respond to the complaints.

Organizational Structure and Corporate History

Our WOFE, Dalian Fusheng Petrochemical Company, its subsidiaries: Hailong Petrochemical Co., Limited (established in Tianjin City, on April 23, 2001), Donggang Xingyuan Marine Bunker Company, Ltd. (located in Dandong City, Liaoning Province, and established in April 2008 under the laws of the PRC), Rongcheng Xinfa Petrol Company, Ltd. (located in Rongcheng City, Shandong Province, and established in September 2007 under the laws of the PRC), and Rongcheng Mashan Marine Bunker Company(established in Rongcheng City, Shandong province, on March 12, 2010), Rongcheng Zhuoda Trading Co. acquired in Dec, 31, 2011 (located in Rongcheng city, Shandong Province, and established in Sep, 18, 2009 ), Suzhou Fusheng Petrochemical Company, acquired in Dec, 21, 2011 ( located in Suzhou city, Jiangsu Province and established in June, 8, 2011) and Wujiang Xinlang Petrochemical Company, acquired in Dec, 7, 2011( located in Wujiang city, Jiangsu Province and established in Apr 28, 1998); Our VIE operating entity, Dalian Xingyuan, has one subsidiary: Donggang Xingyuan Marine Bunker Company Ltd. (located in Dandong City, Liaoning Province, and established in April 2008 under the laws of the PRC), Xiangshan Yongshinanlian Petrol Company Ltd. (located in Xiangshan City, Zhejiang Province, and established in May 1997 under the laws of the PRC), Dalian Xingyuan and its one subsidiary are collectively referred to as the ‘‘VIE’’. Dalian Xingyuan was established in September 2001 with a registered capital of RMB7 million and began providing refueling services to the marine vessels in Dalian Port in Dalian City. The Board of Directors of Dalian Xingyuan consists of 3 members, including An Fengbin, Wang Yu and Liu Shaoyuan. Mr. An is Chairman of the Board and General Manager of Dalian Xingyuan. Upon the October 28, 2008 incorporation of Goodwill, Goodwill and the shareholders of Dalian Xingyuan had entered into a series of separate agreements under which Goodwill and Dalian Xingyuan were deemed, until March 2009, to be under the common control of the shareholders of Dalian Xingyuan. The reason that we registered our VIE’s subsidiaries under the control of our WOFE was that we think it will be more appropriate all of our operating facilities are wholly controlled by our WOFE instead of VIE (control through contracts).

Prior to our corporate reorganization in 2011, we conducted all of our business operations through Dalian Xingyuan, our operating entity, wihch was established in September 2001 with a registered capital of RMB7 million and began providing refueling services to the marine vessels in Dalian Port in Dalian City. We do not own any equity interests in Dalian Xingyuan. Our relationships with Dalian Xingyuan and its shareholders are governed by a series of contractual arrangements Dalian Xingyuan has with our wholly-owned onshore subsidiary, Dalian Fusheng Petrochemical Company (“Fusheng”). Under Chinese laws, each of Fusheng and Dalian Xingyuan is an independent legal entity and neither of them is exposed to liabilities incurred by the other party. Other than pursuant to the contractual arrangements between Fusheng and Dalian Xingyuan, Dalian Xingyuan does not transfer any other funds generated from its operations to Fusheng. Fusheng entered into these contractual arrangements with Dalian Xingyuan in March 2009, as discussed in detail below. Subsequently, Fusheng assigned its rights under these contractual arrangements to us. Thus, we control and receive the economic benefits of their business operations through contractual arrangements. Dalian Xingyuan holds the licenses and approvals necessary to operate its business in China. We have contractual arrangements with Dalian Xingyuan and its shareholders pursuant to which we provide technology consulting and other general business operation services to Dalian Xingyuan. Through these contractual arrangements, we also have the ability to substantially influence Dalian Xingyuan’s daily operations and financial affairs, since we are able to appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements which enable us to control Dalian Xingyuan and to receive, through our offshore subsidiary and VIE’s, all of Dalian Xingyuan’s profits, we are considered the primary beneficiary of Dalian Xingyuan. Accordingly, we consolidate Dalian Xingyuan’s results, assets and liabilities in our financial statements, which is a typical arrangement for companies that are traded and registered in the United States that maintain operations in the PRC.

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

In May 2010, we entered into an agreement with shareholder of Mashan Xingyuan Marine Fuel Co., Ltd ("Mashan Xingyuan"), which is located in Rongcheng City, Shandong Province, PRC. Under the terms of the agreement, we acquired 52% of Mashan Xingyuan for a cash payment of RMB 3.64 million (approximately US$ 0.54 million). Through the acquisition, Andatee gained control of Mashan Xingyuan's assets, which include three 1,000 cubic meter storage tanks, three 500 cubic meter storage tanks, equipment and facilities, as well as 3,600 square meters of land use rights, along with the assumption of RMB 0.54 million (approximately US$ 0.08 million). Mashan Xingyuan was founded in Rongcheng, Shandong province and is an important blended marine fuel retail outlet in the region.

In July 2010, we entered into an agreement with shareholders of Hailong Petrochemical Co., Ltd ("Hailong"), which is located in Tianjin City engaged in retail and wholesale of fuel oil and petrochemical products. Under the terms of the agreement, we acquired 52% of Hailong's equity for a cash payment of RMB 3.64 million (approximately US$ 0.54 million). We will cooperate with Hailong on business development in the local market and provide capital for Hailong's expansion which will include four 1,000 cubic meter oil storage tanks, five storage tanks for raw materials with a total volume of 1,500 cubic meters, and 300 square meter plant used for slurry oil filtration.

In December 2011, we entered into an agreement with shareholders of Wujiang Xinlang Petrochemical Company (“Xinlang”), which is a river pump station, located in Wujiang City, Jiangsu Province engaged in retail and wholesale of fuel oil for small cargo boats. Under the terms of agreement, we acquired 90% of Xinlang’s equity for a cash payment of RMB 2.36 million (approximately US$ 0.37 million).

In December 2011, we entered into an agreement with shareholders of Suzhou Fusheng Petrochemical Company (“ Suzhou Fusheng”), which includes several storage tanks total volume of 16.5 thousand cubic meters and a river pump station. Under the terms of the agreement, we acquired 61% of the equity for a cash payment of RMB12.2million (approximately US$1.93million). We will cooperate with Suzhou Fusheng on business development in the local market.

In December 2011, we entered into an agreement with shareholders of Rongcheng Zhuoda Trading Co.(“Zhuoda”), which owned 13,000 cubic meters tanks, which is located in Rongcheng City, Shandong Province engaged in retail and wholesale of marine fuel oil for fishing boats. Under the terms of agreement, we acquired 100% of Zhuoda equity for a cash payment of RMB13million (approximately US$ 2million).

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

Our Products and Services

We blend and supply marine fuel as an alternative fuel for Chinese cargo and fishing vessels. Our sales of marine oil for fishing boats represented approximately 75% of our total revenue during both fiscal 2010 and 2011, as compared with the sale of marine oil for cargo vessels which represented the remaining 25% of our total revenue for the same periods. Our cargo vessel fuel is designated as CST180 and CST120; fishing boat/vessel fuel #1 fuel (for engines with 2,000 rpm capacity), #2 fuel (for engines with 1,800 rpm capacity), #3 fuel (for engines with 1600 rpm capacity) and #4 fuel (for engines with 1400 rpm capacity). We also blend fuel to specific customer specifications using our proprietary blending technology. Our own blend of Marine Diesel Oil, #1, #2, #3 fuel oil and #4 fuel oil are able to replace the traditional diesel oil, commonly known as #0 diesel oil, used by most small to medium vessels and boats. Currently, we sell approximately 53.06% of our products through distributors and approximately 46.94% of our products to retail customers. Fuel is classified into 6 classes, numbered 1 through 6, each according to its boiling point, composition and purpose. The boiling point, in the range of 175 − 600°C, and carbon chain length, in the range of 20 − 70 atoms, of the fuel increases with fuel number, i.e. the higher the class number, the higher the boiling point and the carbon chain length as well as oil’s viscosity. Price of oil, on the other hand, usually decreases as the fuel number increases since higher number fuel must be heated to overcome its viscosity.

The following table represents the description of our sales organized by product and geographical markets for the periods 2009 − 2011:

	2011		2010		2009
	Tons	%	Tons	%	Tons	%
	(in thousands)		(in thousands)		(in thousands)
Products
1#	32.10	10.74%	40.10	13.70%	-	-
2#	35.33	11.82%	18.60	6.30%	17.18	7.14%
3#	35.55	11.89%	20.48	7.00%	22.81	9.48%
4#	152.64	51.05%	162.88	55.40%	151.93	63.17%
180CST	23.53	7.87%	26.47	9.00%	31.47	13.08%
120CST	19.84	6.64%	25.42	8.60%	17.12	7.12%

Areas
Dalian	166.37	55.64%	138.22	47.00%	91.03	37.85%
Shandong	86.73	29.01%	129.80	44.20%	109.48	45.52%
Donggang	21.74	7.27%	12.13	4.10%	20.16	8.38%
Zhejiang	24.17	8.08%	13.63	4.60%	19.85	8.25%

Our Competitive Strengths

Our business objective is to become the premium ‘‘one-stop’’ marine service provider for cargo, fishing and other vessels in China through our integrated distribution networks. We believe that our business model offers competitive advantages over our current market competition through:

•	Product Superiority and Price Competitiveness - our blended marine fuel is price competitive as compared with various brands of diesel oil available in the local PRC market. In fact, based on quarterly 2009 price data, our blended fuel (#4), while maintaining the same fuel efficiency, is, on average, US$144 per ton cheaper than the leading diesel fuel brand.

•	Brand Recognition - our consistent, what we believe to be superior product quality over the years has resulted in our dominance in the fishing boat and vessel market in the provinces where we maintain our operations. Through our VIE entities, we are the largest privately owned company engaged in marine fuel industry in northern China. We intend to take advantage of our brand to increase our customer base and to leverage our brand and build an integrated distribution system for our range of related oil products and services. We believe our strong branding has allowed us to develop a broad base of end-user customers, expand our sales channels and facilitate more rapid acceptance of our new products.

•	Reliability of Our Supplies of Raw Materials - We have stable and reliable raw material suppliers for our production. Our relationships with upstream suppliers enables us to be a low cost producer. We have a long-standing relationship with China Petroleum (particularly, Dalian, Panjin and Liaoyang Branched) which, combined, provided over 25% of all raw materials we require per year, in both fiscal 2010 and 2011, with other suppliers, including Beijing XSSB, Fushun XC, Qingdao Anbang, providing the remaining of our need for raw materials. We will continue to explore new suppliers to reduce supply risk as needed.

•	Extensive Sales and Distribution Network - Our distribution consists of approximately 35 distributors throughout China in six provinces, we believe our distribution network is one of the largest among marine fuel suppliers in China. We are acquiring and building new facilities, which consist of blending plants, storage tanks, and fueling ports, close to some of our end customers or to a particular market in order to improve our product distribution capacity. We focus on timely delivery and good customer service. In addition our storage facilities are located close to our customers, enabling us to sell directly to them resulting in lower logistics costs. It also allows us to provide better after sales service and to maintain a close relationship with our key distributors through regular meetings, discussions and customer visits. Among our distributors, in 2011, Longyu Petrochemical and Liaoning Fishing Company represent 9.81% and 8.69% of our sales, respectively.

•	Innovation and R&D capabilities - We strive to identify market trends and developments in the marine fuel industry and use our blending technology to produce quality oils to satisfy the market demand. In 2011, we have developed two new products as a result of our research and development capabilities. We operate several dedicated research and development facilities with 5 professionals and collaborate with universities and institutes, including Dalian University of Technology and Shandong Petrol University. We believe our investment in research and development has enabled us to continuously expand our product offerings and proactively anticipate market changes in our industry.

•	Stringent Quality Control - We have stringent quality control systems at all stages of the blending process. Our periodic quality tests of our blended products are conducted by the team of trained scientific personnel which represent the area’s leading technical institutes and universities. We test the consistency and quality of our blended products and adjust the various components on an ‘‘as needed’’ basis. In addition, the quality of our testing process is periodically and independently verified by the governmental agencies in charge of overseeing quality and safety standards of the oil products supplied in the marketplace.

•	Strong Management Team - We have key management staff that has extensive experience and technical skills in oil processing, refining and blending technology.

Our Strategies

Our strategy is to capitalize on our competitive strengths to expand our current market penetration. We plan to grow our business by pursuing the following strategies:

•	Expand our Product Offerings - We are focused on becoming a ‘‘one-stop’’ product supplier for our end-user customers. We plan to continue expanding our product offerings to increase the customization of marine fuels and address the key elements of our end-user customers’ needs for lower prices, easier access to fuel and a wide variety of complementary services. We believe offering these integrated systems will promote higher end-user customer satisfaction, higher margins, the establishment of long-term service contracts to maintain the systems and increased barriers to entry for potential competitors.

•	Focus on Advanced Technologies - We are currently utilizing our research and development capabilities to develop new blending processes and applications. We believe there will be a growing demand for products possessing such features as governments, businesses and consumers become increasingly focused on sustainable economic growth and environmental issues. We follow advanced project selection procedures prior to the development of new products, including the use of detailed market and technological analyses. All new products are subject to rigorous testing at our facilities prior to production and sample products are often delivered to end-user customers for their trial use. We begin manufacturing new products only after the sample product from a trial production passes internal inspection and achieves customer satisfaction. This integrated approach allows us to identify potential difficulties in commercializing our product and make adjustments as necessary to develop cost-efficient manufacturing processes prior to mass production. We recognize the importance of customer satisfaction for our newly-developed products and continue to seek feedback from our end-user customers even after the formal launch of a product.

•	Pursue Selective Strategic Acquisitions - While we have experienced substantial organic growth, we plan to pursue a disciplined and targeted acquisition strategy to accelerate our growth. Our strategy will focus on obtaining complementary product offerings and locations, product line extensions, research and development capabilities and access to new markets and customers. We seek vertical growth through the acquisition of retail facilities which increase revenue line by having these newly acquired facilities to purchase more goods from parent and enjoying the profit margin on wholesale and retail distribution. Our acquisitions have historically enabled us to increase our product and service offerings and expand into other geographies. We may continue to acquire companies that provide us with storage capacities, customer and distribution network access. We expect that our acquisition targets will have the same core expertise as we do, maintain suitable storage facilities/berth locations, an established customer base to market our existing line of products and services. We anticipate that this strategy will enhance our time to market and our customer base, and will reduce local market entry risk. We intend to target profitable companies with proper location and currently under poor operation and management. After our acquisition, we will utilize our strength, operation and low cost product to occupy the market.

•	Increase Our Market Share in China - We plan to continue to expand our market share of the industry in China. To do so, we are developing additional advanced products across our comprehensive product lines, which will further create cross-selling opportunities and production and marketing synergies. We also intend to increase our marketing activities and are actively seeking to increase the number of distributors carrying our products, specifically new distributors that will provide us with greater access to a wider range of end-user customers.

•	Expand Our Blending Capacity and Increase In-house Production - We currently plan to build new manufacturing and blending facilities and production lines to produce new brands of marine fuel products. We also plan to improve and upgrade our existing manufacturing facilities and production lines to enhance our quality control and to meet increasing demand for our current products. With the increased manufacturing capacity, we also expect to bring additional production steps in-house and increase the in-house manufacturing of certain core components to further improve our cost structure, the protection of our intellectual property, the quality and performance of our products and our operational efficiencies.

Sales & Marketing

Our main customers are located in Tianjin City and Liaoning, Shandong, Jiangsu, Guangdong and Zhejiang Provinces. Currently, we have 135 full-time sales and marketing personnel responsible for promoting our products and services to our customers and distributors. We maintain close relationships with our key customers through regular meetings and discussions to keep them updated on the variety of products and services we offer. In addition, we maintain strong relationships in our local communities and government for favorable business expansion in each individual geographical area. Our sales and marketing approach varies depending on the peculiarities of a particular market.

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

In fiscal 2010 and 2011, purchases from PetroChina Dalian Petrochemical Company (as described above), our largest supplier, accounted for 25.4% and 14.1%, respectively, of our total purchases of raw materials. For the same periods, our ten largest suppliers combined accounted for 72% and 52%, respectively, of our total purchases of raw materials. The raw materials required for our products are low value crude oil refinement byproducts which conventionally are disposed of by the major oil producing and refining companies. We negotiate prices for our raw material supplies on a monthly basis to accommodate for our short-term production requirements.

We maintain a procurement team that has established relationships with various raw material suppliers to ensure constant and reliable supply. In addition, we have successfully employed and continue to employ a number of methods to hedge against the risks of fluctuations in the raw material prices. Namely, we:

•	Shorten our production cycle;

•	Review raw material price agreements on a weekly basis;

•	Reduce purchase amounts, or buy on an ‘‘as needed’’ basis;

•	Place our blending facilities in close proximity to our customers to reduce delivery time;

•	Increase the proportion of direct sales to end users by building more infrastructure to reduce reliance on distributors;

•	Leverage our brand, i.e. seek customers who are willing to pay quality and brand premium.

Quality Control

We have implemented a rigid quality control system and devote significant attention to quality control procedures at every stage of our process. We monitor our manufacturing process closely and conduct performance and reliability testing to ensure our products meet our end-user customer expectations. Our quality control group as of December 31, 2011 included 13 employees that implement various management systems to improve product quality programs. We inspect our raw materials to ensure compliance with quality standards. We also evaluate the quality and delivery performance of each supplier periodically and adjust quantity allocations accordingly. We also monitor in-process and outgoing stages of our processes.

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

Research & Development

As of December 31, 2011, we had 7 members in our research and development group. Our research and development activities are based in our research and development center located in the City of Dalian and Zibo City, Shandong Province, where we maintain 4 laboratories, including one at the Dalian University of Technology. Each of our laboratories is staffed with several support personnel and is headed by an experienced member of the faculty with whom we enter into contractual arrangements to provide research and development services to the Company. We own all rights, title and interest in any proprietary information resulting from the research work at our R & D facilities. In addition to improving our existing product offerings, our research and development efforts focus on the development of new products, as well as the development of new production methodologies to improve our manufacturing processes.

Competition

The market for oil for small and medium size vessels, i.e. less than 3,000 tons, is very fragmented with no discernible market leader. We estimate the total value of this market to be approximately US$2.3 billion as of December 31, 2011. It is characterized by intense price competition, uneven product and service quality and is dominated by many small fuel trading companies. Most of these trading companies do not have stable supply sources or a strong working capital to withstand market risk, which may lead to chronic shortages of oil in the market. Boat and vessel operators are at high risk when oil merchants market them poor quality oil or counterfeit products that have insufficient energy efficiency or cause damage to engines. Therefore, our experience and market research have consistently shown that boat and vessel operators are willing to pay a premium for consistent quality products and services. High barriers of entry for new entrants into this industry include heavy regulatory hurdles, scarcity of suitable operation and storage sites, capital intensity and skilled management. Most of the operational, business and other activities in the storage, refining and producing industries are heavily regulated and require layers of governmental consents and approvals. In addition, storage hubs must be located on sufficiently large sites in strategic locations with close proximity to industrial ports and harbors with deep water access. Most of the infrastructure requires significant upfront capital expenditures. Thus, we believe all of the foregoing factors fortify our competitive positions in the industry.

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

Insurance

The insurance industry in China is still at an early state of its development. Insurance companies in China offer limited business insurance products or offer them at a high price. Business interruption or similar types of insurance are not customary in China. We currently maintain insurance coverage with China People’s Insurance Company Limited of China, which, as of December 31, 2011, was approximately RMB10.5 million (US$1.67 million) on our property and facilities and approximately RMB89 million (US$14.1 million) on our inventory. We do not carry any third party liability insurance to cover claims in respect of personal injury, property or environmental damage arising from accidents on our property or relating to our operations other than on our transportation vehicles. We have not had a third party liability claim filed against us during the last five years.

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

Employees

As of December 31, 2011, we had 210 employees, 45 of which are engaged in management, administration and related areas, and the remaining 165 are engaged in operations at various local sites throughout the east of China. None of our employees are represented by a labor union or collective bargaining agreements. We consider our employee relations to be good.

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

Our historical sales to significant customers have been concentrated

For the year ended December 31, 2011, two customers accounted for approximately 9.81% and 8.69% of total revenues, respectively. For the fiscal year ended December 31, 2011, one customer accounted for approximately 10.7% and 10.3% of our total revenues. No other customer contributed greater than 10% of the revenues. No other customer contributed greater than 10% of the revenues. In the event a substantial portion of such sales is disrupted, our results of operations may be adversely affected.

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

Some of our major products are subject to government price controls, and we are not able to pass on all cost increases from rising crude oil prices through higher product prices

We require large amounts of crude oil to manufacture our products. Our ability to pass on increased crude oil costs to our customers is dependent on market conditions and government regulations, particularly government regulation with respect to the price of certain of our fuel products. In particular, gasoline, diesel and jet fuel, and liquefied petroleum gas are subject to government price controls. In 2011 and 2010, no sales were from such products subject to price control. Although the Chinese government has adopted a new pricing mechanism for domestic refined oil products that indirectly links the prices of these products to international crude oil prices, such pricing mechanism is still nontransparent. Moreover, the Chinese government controls the distribution of many petroleum products in China. For instance, some of our petroleum products are required to be sold to designated distributors (such as the subsidiaries of China Petroleum & Chemical Corporation). Because we cannot freely sell our fuel products to take advantage of opportunities for higher prices and because the formula for the new pricing mechanism set by the Chinese government is not transparent, in periods of high crude oil prices, we may not be able to fully cover increases in crude oil prices by increases in the sale prices of our products, which has had and will continue to have a material adverse effect on our financial condition, results of operations and cash flows.

Our development plans have significant capital expenditure and financing requirements, which are subject to a number of risks and uncertainties

The petrochemical business is a capital intensive business. Our ability to maintain and increase our revenues, net income and cash flows depends upon continued capital spending. Our current business strategy contemplates capital expenditures for 2012 of approximately RMB 200 million (US$31.7 million), which will be provided through financing activities, and use of our own capital. Our actual capital expenditures may vary significantly from these planned amounts due to our ability to generate sufficient cash flows from operations, investments and other factors that may be beyond our control. In addition, there can be no assurance as to whether, or at what cost, our capital projects will be completed or the success of these projects if completed. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:

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

We rely on few significant providers for our raw material supplies

Presently, we purchase all of our raw materials only from Chinese suppliers. Our operating company, Fusheng and Xingyuan, maintain a contractual relationship with Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd. (“Panjin”) for purchases of wax fuel oil, which we commenced in October 2005, which provides over 20% of raw materials as we need every year. Xingyuan also purchases, at market prices, rubber filling oil from PetroChina Dalian Petrochemical Company, which provides over 25% of raw materials as we need every year. One major supplier, Dalian Branch, provided 14.6% and 25.4% of our purchase of raw materials for years ended December 31, 2011 and 2010, respectively. Another major supplier, Panjin, provided 9.6% and 20.7% of our purchase of raw materials for years ended December 31, 2011 and 2010, respectively. For the same periods, our ten largest suppliers combined accounted for 52% and 72%, respectively, of our total purchases of raw materials. If our supply arrangements are disrupted or terminated, our business operations would suffer. Economic conditions and growth trends in our industry could materially and adversely affect our ability to maintain an adequate supply of raw materials necessary to maintain our operations.

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

We will continue incur significantcosts as a result of being a public company

In January 2010, we completed our initial public offering and became an Exchange Act reporting company and, thus, expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. Moreover, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, have imposed additional requirements on corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some corporate activities more time-consuming and costly. We will also incur additional costs associated with our public company reporting requirements. It may also be difficult for us to attract and retain qualified persons to serve on our board of directors due to increased risks of liability to our directors under the new rules and regulations. We are currently evaluating and monitoring developments with respect to these new rules and regulations, and we cannot predict or estimate with any degree of certainty the amount or timing of additional costs we may incur. Our results of operations, cash flows and financial condition reflected in our consolidated financial statements may not be indicative of the results of operations that we would have achieved had we operated as a public entity for all periods presented or of future results that we may achieve as a publicly traded company with our current holding company structure. Such variations may be material to our business.

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

Risks Related to our Corporate Structure and Doing Business in China

The laws of the PRC may adversely affect the rights of shareholders and their ability to prosecute claims against us, our officers and our directors, and may expose our Company to substantial litigation risk.

Shareholders generally have the right under the applicable law of the state of Delaware to inspect certain books and records of the Company. There are laws governing business secrets and state secrets in the PRC that may significantly limit the scope and nature of those books and records that might be available to shareholders, and may impede the ability of our shareholders to investigate or to prosecute claims against our Company, our officers and our directors. Those same laws may also preclude us from producing information required to be produced by us pursuant to subpoena, court order or other legal process, which could in turn expose us to financial and equitable sanctions, and even to the entry of default judgments. Violation of the PRC secrecy laws can result in fines, revocation of business licenses and imprisonment. The laws of the PRC also protect the files of independent auditing firms and intermediaries involved in the securities offering diligence process from producing or delivering their records to a foreign country (such as the United States), or to an agency, instrumentality or court of a foreign country. These laws could also substantially impair our shareholders abilities to investigate and prosecute claims against our Company, our officers and our directors.

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

If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business license, other licenses or authorities;\

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

The contractual arrangements with Xingyuan and its shareholders may not be as effective in providing control over Xingyuan as direct ownership of Xingyuan and the shareholders of Xingyuan may have potential conflicts of interest with us

We have no ownership interest in Xingyuan and we conduct substantially all of our operations and generate substantially all of our revenues through contractual arrangements that our subsidiary, Fusheng, had entered into with Xingyuan and its shareholders, and such contractual arrangements in 2011 are designed to provide us with effective control over Xingyuan. As a result, we moved most of subsidiaries of Xingyuan to Fusheng in order to reduce this conflict.

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

Xingyuan shareholders may have potential conflict of interest with us

An Fengbin, our President and CEO, controls and is a director of Dalian Dongfangzheng Industrial Co., Ltd. (DFZ) which entity is the majority shareholder of Xingyuan. He is also a Board member of Donggang Xingyuan, a subsidiary of our VIE entity. In addition, An Fengbin has the power to vote and dispose of all of the securities of Oriental Excel Enterprises Limited, a British Virgin Islands company, which, in turn, holds 100% of equity interest in Star Blessing Enterprises Limited, which entity, in turn, holds 89.04% interest in Andatee. In addition, Mr. An Fengbin has made a tender offer to acquire the shares of Andatee not owned by him. As detailed below, the foregoing relationships and ownership interests may result in certain conflicts of interests.

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

The contractual arrangements entered into between our Chinese VIE’s or between us and one of our Chinese VIE’s entities may be subject to audit or challenge by the Chinese tax authorities. A finding that we owe additional taxes could substantially reduce our net earnings and the value of your investment

Under Chinese laws and regulations, arrangements and transactions among affiliated parties may be subject to audit or challenge by the Chinese tax authorities. We could face material and adverse tax and financial consequences if the Chinese tax authorities determine that the contractual arrangements between our Chinese VIE’s or between us and one of our Chinese VIE’s or those arrangements entered into between us or one of our Chinese VIE’s and an entity affiliated with us do not represent arm’s-length prices. As a result of such a determination, the Chinese tax authorities could adjust any of the income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions for Chinese tax purposes recorded by us or our Chinese VIE’s or an increase in taxable income, all of which could increase our tax liabilities. In addition, the Chinese tax authorities may impose late payment fees and other penalties on us or our Chinese VIE’s for under-paid taxes. Part of our revenues are generated through Xingyuan, and we partially rely on payments made by Xingyuan to Fusheng, our subsidiary, pursuant to contractual arrangements to transfer any such revenues to Fusheng. Any restriction on such payments and any increase in the amount of PRC taxes applicable to such payments may materially and adversely affect our business and our ability to pay dividends to our shareholders

We conduct partially some of our operations through Xingyuan, which generates part of our revenues. Fusheng, our subsidiary in China, entered into a number of contracts with Xingyuan, pursuant to which Xingyuan pays Fusheng for certain services that Fusheng provides to Xingyuan. However, depending on the nature of services provided, certain of these payments are subject to PRC taxes at different rates, including business taxes and VATs, which effectively reduce the amount that Fusheng receives from Xingyuan. We cannot assure you that the PRC government will not impose restrictions on such payments or change the tax rates applicable to such payments. Any such restrictions on such payment or increases in the applicable tax rates may materially and adversely affect our ability to receive payments from Xingyuan or the amount of such payments, and may in turn materially and adversely affect our business, our net income and our ability to pay dividends to our shareholders.

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

Our production, blending and storage facilities are located at China National Petroleum Corporation’s Dalian Branch in Liaoning Province, Dalian Ganjinzi District Shanzhong Street and Panjin Liaohe Petroleum Corporation’s Panjin branch also in Liaoning Province Panjin Xinglongtai District Gong Street. Our leased facilities, in the aggregate, represent approximately 22,100 cubic meters of storage facilities, and approximately 460,000 tons of berth facilities as set forth in the following list of our leased facilities in various geographical locations as of December 31, 2011:

Type of Leased Facility	Capacity	Monthly Rent	# of Units	Location
Oil Blending & Storage Tanks	2,400c/m	$18,300	1	Liaoning-Panjin
Oil Blending & Storage Tanks	2,700c/m	$18,300	1	Liaoning-Panjin

Berth Facilities	2,500 tons	$18,300	4	Liaoning-Panjin

Oil Blending & Storage Tanks	5,000c/m	$31,400	4	Shandong-Rongcheng

Our owned facilities, in the aggregate, represent approximately 23,800 cubic meters of storage facilities, and approximately 1,500 tons of berth facilities as set forth in the following list of our leased facilities in various geographical locations as of December 31, 2011:

Type of Owned Facility	Capacity	# of Units	Location

Storage Tank	1,500c/m	4	Shandong-Rongcheng
Oil Blending & Storage Tanks	1,000c/m	3	Shandong-Rongcheng
Oil Blending & Storage Tanks	500c/m	3	Shandong-Rongcheng

Oil Blending & Storage Tank	2,000c/m	4	Liaoning-Donggang

Berth Facilities	500tons	5	Liaoning-Donggang

Oil Blending & Storage Tanks	2,000c/m	1	Zhejiang-Shipu
Oil Blending & Storage Tanks	1,000c/m	2	Zhejiang- Shipu
Oil Blending & Storage Tanks	600c/m	3	Zhejiang- Shipu

Berth Facilities	1,000tons	1	Zhejiang- Shipu

Storage Tank	3,000c/m	4	Jiangsu-Suzhou
Storage Tank	1,200c/m	2	Jiangsu -Suzhou
Storage Tank	600c/m	2	Jiangsu -Suzhou

Storage Tank	1,500c/m	3	Liaoning-Panjin
Storage Tank	200c/m	7	Liaoning-Panjin

Storage Tank	2,000c/m	7	Shandong-Zibo

Storage Tank	2,500c/m	4	Shandong-Rongcheng
Storage Tank	1,250c/m	6	Tianjin
Storage Tank	200c/m	5	Tianjin
Storage Tank	500c/m	1	Tianjin
Storage Tank	300c/m	1	Tianjin

Our oil tanks are mainly located in four regions, as follows:

•	Donggang - The reserve capacity of every one of the four oil tanks located in Donggang Liaoning Province is 2,000 cubic meters (cm). The oil tanks are used for storage, delivery and blending of nonstandard diesel, standard diesel and #3 marine fuel. The capacity of fuel turnover per year can be as high as 200,000 tons. The location of oil tanks in Donggang is near Xingyuan’s berth, which is also owned by the Company, and the oil can be transported to the vessels at the berth through underground pipelines.

•	Xinfa - The reserve capacity of every one of the four oil tanks located in Shidao, Shandong Province is 1,500 cm. The oil tanks are applied for storage and delivery of #3 and #4 marine fuel. The capacity of fuel turnover per year is up to 150,000 tons.

•	Mashan - there are six oil tanks located in Mashan, including three with the reserve capacity of 1,000 cm and three with the reserve capacity of 500 cm. The oil tanks are applied for storage, delivery and blending of nonstandard diesel. The capacity of fuel turnover per year is approximately 150,000 tons.

•	Nanlian - there are six oil tanks located in Nanlian, including one with the reserve capacity of 2000 cm, two with the reserve capacity of 1000 cm and three with the reserve capacity of 600 cm. The oil tanks are applied for storage, delivery and blending of nonstandard diesel. The capacity of fuel turnover per year is approximately 150,000 tons.

•	Panjin – there are three storage oil tanks located in Panjin, Liaoning Province, each one with the reserve capacity of 1500 cm, and other seven storage tanks with capacity of 200 cm. The oil tanks are applied for storage, delivery and blending of nonstandard diesel. The capacity of fuel turnover per year is approximately 50,000 tons.

Hailong – there are thirteen storage oil tanks located in Tianjin, six ones with the reserve capacity of 1250 cm, and other five storage tanks with capacity of 200 cm, and other two with 500cm and 300cm capacity each. The oil tanks are applied for storage, delivery and blending of nonstandard diesel. The capacity of fuel turnover per year is approximately 50,000 tons.

•	Suzhou – there are eight tanks located in Suzhou Wujiang, Jiangsu Province, including 4 with the reserve capacity of 3000 cm, two with the reserve capacity of 1200 cm and two with the reserve capacity of 600 cm. The oil tanks are applied for storage, delivery and blending of nonstandard diesel. The capacity of fuel turnover per year is approximately 100,000 tons.

•	Zhuoda – there are four tanks located in Rongcheng city, Shandong Province, each one with the reserve capacity of 2500cm. The oil tanks are applied for storage, blending #4 marine fuel with the turnover capacity of 100,000 tons.

ITEM 3.	Legal Proceedings

Except as set forth below, the Company is not involved in any legal matters arising out of its operations in the normal course of business, which may be expected, individual or in the aggregate, to have a material effect on the Company:

As of the date of this filing, the Company and certain of its officers and directors have been named as defendants in several shareholder lawsuits filed in the Court of Chancery of the State of Delaware in connection with a contemplated “going private” proposal by the Company’s Chief Executive Officer and majority shareholder, An Fengbin (the “Proposed Transaction”). These lawsuits and claims alleged thereunder are as follows:

•	On or about November 29, 2011, George Durgin, a purported shareholder of the Company, filed a complaint entitled George Durgin v. An Fengbin, Wen Jiang, Wen Tong, Francis N.S. Leong, Hou Yudong and Andatee China Marine Fuel Services Corporation, purportedly on behalf of all similarly situated persons (the “Durgin Plaintiffs”), against the Company, An Fengbin, Wen Jiang, Wen Tong, Francis N.S. Leong and Hou Yudong (collectively, the “Individual Defendants”) (the “Durgin Complaint”). The Durgin Plaintiffs allege, among other things, that the Individual Defendants violated fiduciary duties owed to the Company’s public shareholders because such Individual Defendants failed to take steps to maximize the value of the Company to its public shareholders in a change of control transaction. The Durgin Plaintiffs also make allegations of similar breach of fiduciary duties by An Fengbin and allege that the Company aided and abetted the Individual Defendants’ alleged breaches of their fiduciary duties. Based on these allegations, the Durgin Plaintiffs seek, among other things, unspecified damages and other relief, including, without limitation, to enjoin the Individual Defendants from consummating the Proposed Transaction.

•	On or about December 6, 2011, Roger and Lauresteine Marin, purported shareholders of the Company, filed a complaint entitled Roger and Lauresteine Marin v. Andatee China Marine Fuel Services Corporation, An Fengbin, Wen Jiang, Wen Tong, Francis N.S. Leong, and Hou Yudong, purportedly on behalf of all similarly situated persons (the “Marin Plaintiffs”), also against the same Individual Defendants (the “Marin Complaint”). The Marin Complaint’s allegations are substantially similar to and arise out of the same alleged conduct as those set forth in the Durgin Complaint. The Marin Plaintiffs seek, among other things, unspecified damages and other relief, including, without limitation, to enjoin the Individual Defendants from consummating the Proposed Transaction.

•	On or about December 19, 2011, Harlow Greguire, a purported shareholder of the Company, filed a complaint entitled Harlow Greguire v. An Fengbin, Wen Tong, Wen Jiang, Francis N.S. Leong, Hou Yudong and Andatee China Marine Fuel Services Corporation, purportedly on behalf of all similarly situated persons (the “Greguire Plaintiffs”), also against the same Individual Defendants (the “Greguire Complaint”). The Greguire Complaint’s allegations are substantially similar to and arise out of the same alleged conduct as those set forth in the Durgin Complaint. The Greguire Plaintiffs seek, among other things, unspecified damages and other relief, including, without limitation, to enjoin the Individual Defendants from consummating the Proposed Transaction.

•	On or about December 27, 2011, Benjamin L. Padnos, a purported shareholder of the Company, filed a complaint entitled Benjamin L. Padnos v. Andatee China Marine Fuel Services Corporation, An Fengbin, Wen Tong, Wen Jiang, Francis N.S. Leong, and Hou Yudong, purportedly on behalf of all similarly situated persons (the “Padnos Plaintiffs”), also against the same Individual Defendants (the “Padnos Complaint”). The Padnos Complaint’s allegations are substantially similar to and arise out of the same alleged conduct as those set forth in the Durgin Complaint. The Padnos Plaintiffs seek, among other things, unspecified damages and other relief, including, without limitation, to enjoin the Individual Defendants from consummating the Proposed Transaction.

The foregoing matters are in the early stages of their respective proceedings and the Company is yet to respond to the Complaints. The Company anticipates that actions similar to the above-mentioned actions may be filed in the future. The Company’s by-laws, as in currently effect, provide for advancement and indemnification of directors under certain circumstances that may be applicable here. In addition, the Company maintains a $5 million directors’ & officers’ liability insurance policy that may apply to some or all of the claims against some or all of the defendants.

ITEM 4.	Mine Safety Disclosures

 Not applicable

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Quarter Ended	High	Low
December 31, 2011	$3.83	$1.83

September 30, 2011	2.74	1.26

June 30, 2011	3.9	2.19

March 31, 2011	5.21	4.13

December 31, 2010	$6.44	$3.85

September 30, 2010	5.05	3.52

June 30, 2010	7.09	3.65

March 31, 2010	8.05	5.81

On March 18, 2012, the closing price of the Company’s common stock was $3.38.

 Holders

We had approximately 1138 stockholders of record as of March 25, 2012.

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

Recent Sales of Unregistered Securities

 We have not sold any equity securities of the Company during the fiscal ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of the Company’s equity securities in the fourth quarter of the fiscal year 2011.

ITEM 6.	Selected Financial Data

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to report selected financial data specified in Item 301 of Regulation S-K.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The discussion in this section contains forward-looking statements that involve risks and uncertainties. As a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report, our actual future results may be materially different from what we expect .

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

In March 2009, Goodwill Rich established a subsidiary company in Dalian, PRC named Dalian Fusheng Consulting Company (“Fusheng”).

Xingyuan was established in September 2001 with a registered capital of RMB7 million and began providing refueling services to the marine vessels in Dalian Port in Dalian City. Xingyuan holds 100% ownership of Donggang Xingyuan, a company incorporated in Dalian, PRC, in April, 2008. In addition, in December 2008, Xingyuan acquired 90% ownership of Xinfa and 63% ownership of Nanlian, respectively (see more details in Note 3 of the Notes to the Consolidated Financial Statements). In May 2010, Xingyuan acquired 52% equity interest of Rongcheng Mashan Xingyuan Marine Bunker Co., Ltd. (“Mashan”), furthermore, in July 2010, Xingyuan acquired 52% ownership of Hailong Petrochemical Co., Limited (“Hailong”). In December 2011, Fusheng acquired 100% of ownership of Rongcheng Zhuoda Trading Co, in December 2011, Fusheng acquired 90% of the ownership of Wujiang Xinlang Petrochemical Co., in December 2011, Fusheng acquired 61% of the ownership of Suzhou Fusheng Petrochemical Company.

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

As a result of the above, our consolidated financial statements contain:

•	for the period from December 31, 2008 to March 26, 2009, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary (adjusted for the effects of the August, 2009 recapitalization with Andatee) combined with those of Xingyuan and its subsidiaries; and

•	for the period from March 26, 2009 to December 31, 2010, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary (adjusted for the effects of the August, 2009 recapitalization with Andatee) consolidated with those of its VIE, Xingyuan, and its subsidiaries.

•	for the period from January 1, 2011 to June 2011, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary consolidated with those of its VIE, Xingyuan, and its subsidiaries.

During June 2011, substantially all of the operations contained in the VIE were transferred to Fusheng and remain part of the consolidated group.

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

Furthermore, we are setting up market developing offices in large cities, such as Shanghai, Shenzhen, etc. to recruit capable local hands in a bid to establish effective network of information for providing solid foundations to pursue our acquisition-driven growth strategy in neighboring areas around the cities.

Facility Expansion

In April 2011, we commenced the construction of Tengda wharf and storage tanks located in Rongcheng City, Shandong Province. The Tengda projects will expand the existing wharf and storage tanks. The capital expenditure for expanding the wharf and tank storage is estimated to be RMB 46 million (US$7.36 million).

In July 2011, we commenced the constructions of new blending facilities in Xinfa in Rongcheng City, Shandong province, which is designed to improve our production capabilities in blending with 20,000 cm tanks on site. The capital expenditure is estimated to be RMB 25 million (US$ 3.97 million).

In January 2011, we commenced the construction of the facilities in Tianjin City, which is expected to be completed in June 2012. This facility will provide additional tank capacities in a region close to the areas where our current major suppliers operate. The cost for construction is estimated to be approximately RMB 4.2 million (US$ 0.67 million).

Facility Acquisitions

We continue to strategically identify, research, and where appropriate, acquiring entities with desired facilities in various areas that fit into Andatee’s strategic growth plans.

In May 2010, we acquired a 52% equity interest in Mashan Xingyuan Marine Fuel Company (“Mashan”). In July 2010, we acquired a 52% ownership of Hailong Petrochemical Company (“Hailong”).

In December 2011, we acquired a 90% equity interest in Wujiang Xinlang Petrochemical Company ("Xinglang") for RMB 2.36 million (approximately US$ 370,000). Xinglang owns land use rights to develop a riverside fuel oil pump station in Wujiang City, Jiangsu Province.

In December 2011, we acquired a 61% equity interest in Suzhou Fusheng Petrochemical Company ("Suzhou Fusheng") for RMB 12.2 million (approximately $1.93 million). Suzhou Fusheng owns storage tanks and land use rights to develop a riverside fuel oil pump station in Suzhou Wujiang City, Jiangsu Province.

In December 2011, we acquired a 100% equity interest in Rongcheng Zhuoda Trading Co (“Zhuoda”) for RMB 13 million (approximately US$ 2 million). Zhuoda owns storage tanks with a capacity of 13,000 cubic meters in Rongcheng City, Shandong Province.

The acquisitions are consistent with Andatee’s strategy of expanding its geographic base and increasing market share along China’s rivers and coastal line.

Supply Agreements

We have established strong ties with our upstream suppliers. Our top raw material suppliers are either state-owned enterprises or supported by state-owned enterprises, from which we received in excess of 46% of our total raw supplies purchases in 2010 and in excess of 56% of our total raw materials purchased in 2011. We also benefit from these relationships by being able to lease advanced facilities from our suppliers, which reduces our transportation costs and time and expedites deliveries of raw materials and, thus, improves customer service.

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

As the result of expansion of our distribution network and contribution from new products put into markets during 2011, our revenues for 2011 have increased by 15.5% to $ 220.9 million as the result of increasing sales price, and our gross margin decreased to 7%. In 2011, 46.94% of our sales were to retail customers as compared with 42.6% in 2010.

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

Components of Revenue and Expenses

Revenue

We generate revenues from the sale of our blended marine fuel products (see also revenue recognition discussion below). In fiscal 2011 and 2010, our revenues were US$220.9 million and US$191.2 million respectively.

In the first half of fiscal 2011, fishing and logistics activities were depressed due to unfavorable weather and economic conditions, which resulted in decreased demand for our products as compared with the same period in fiscal 2010.

In the third quarter of fiscal 2011, we intensified our marketing efforts of 1# and 4# marine fuel products by finding more reliable distributors in Southern China, who could distribute 1# marine fuels products in greater quantities. As a result of these efforts, we were able to recover the losses sustained in the first half of the year.

In the fourth quarter of 2011, we experienced significant decreased demand due to the continued tightening of credit policies by the Chinese government in response to fear of the overall economic conditions..  The sales volume and gross margins decreased as compared with the same period in 2010.

The total market demand for the volume of our marine products was close to 300,000 tons in fiscal 2011, almost same when compared with the total market demand in fiscal 2010.

Increases in sales prices contributed to the increase of revenues in fiscal 2011, particularly in the areas around Donggang, Tianjin, Shidao and Shipu.  In these locations, sales of our products maintained constant sales volumes in 2011.

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

Cost of Revenue

Our cost of revenue consists primarily of direct costs to purchase and produce our products, including raw material costs, salaries and related manufacturing personnel expenses, transportation costs, and repair and maintenance costs. Our costs of revenue were US$204.7 million in fiscal 2011and US$170.1 million in fiscal 2010.

The raw materials we use generally are the by-products that are produced by refineries. We believe that our long standing relationship with major suppliers in the region can provide us with the supply and price stability that we require in our operations. In our case, we have a long standing contractual relationship with Dalian Branch, Panjin Branch, etc. which, in 2011, provide over 25% of all raw materials. With other supplies, including Liaoyang Huaxian, Fushun Shengli, Dalian Haichang and Dongying Haikeruilin providing the remaining of our need for raw materials.

Gross Margins

Our gross profit margins were 7.0% in fiscal 2011 and 11.0% in fiscal 2010. Our gross profit margins are impacted by changes in the average prices of our products, product sales mix, the ratio of retail to wholesale and our raw material purchasing price. The average prices of our products are subject to the fluctuations in world crude oil prices and, in recent years, also were affected by the challenging global economic conditions.

Since the average prices and gross margins of our products vary by product line, changes in our product sales mix will also impact our overall gross margins. Our marine fuel 3# generally has higher gross profit margins than marine fuel 4# and 180 CST. However, our new products, such as marine fuel 1#, which we introduced in September 2010, currently have lower gross profit margins than those in previous periods. Under current economic condition, market demand has been lower than usual, resulting in our decision to decrease prices to gain market share and increase the sales. As a result, our gross profit margin has been adversely affected by the proportion of sales of our lower gross profit margin products as compared to sales of our higher gross profit margins products.

Selling Expenses

Our selling expenses consist primarily of employee compensation and benefits for our sales and marketing staff, expenses for promotional and advertising activities. Our selling expenses were US$2.9 million and US$4.1 million in 2011 and 2010, respectively. This decrease was primarily due to a reclassification of approximately $1.1 million from selling expense to cost of revenue, and a decrease in employee compensation and other expenses. As a percentage of revenues, selling expenses decreased from 2.1% for fiscal 2010 to 1.3% for fiscal 2011.

In the near term, we expect that certain components of our selling expenses will increase as we step up efforts to expand our presence in new markets in China. Specifically, we expect that product promoting expenses will increase as we improve the awareness among customers in Jiangsu and Zhejiang Province. In addition, we also expect salary expenses to increase as we continue to hire additional sales representatives to help broaden our end-user customer base. This anticipated increase in selling expenses is a part of our plan to grow and support our extensive distribution network.

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation and benefits for our general management, finance and administrative staff, depreciation and amortization with respect to equipment used for general corporate purposes, professional, legal and consultancy fees, and other expenses incurred for general corporate purposes. Our general and administrative expenses were US$4.1 million and US$3.3 million in fiscal 2011 and 2010, respectively.

From 2010 to 2011, our general and administrative expenses increased by US$0.8 million or 24.2%. Our general and administrative expenses as a percentage of revenue were 1.9% and 1.7% for 2011 and 2010, respectively. We expected that our overall general and administrative expenses would increase after the closing of our initial public offering and the various additional legal, accounting and other requirements that will be applicable to us as a public company in the United States, partially offset by an increasing top line.

Interest Expense

Interest expense is paid on our outstanding bank debt obligations on a quarterly or monthly basis.

Revenue Recognition

We primarily generate revenue from blended products sales to distributors and end users. To a lesser extent, we generate revenue from raw materials sales.

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

Accounts Receivable

During the normal course of business, we extend interest-free unsecured credit to some of our customers for an initial term of 30 – 60 days, depending on a customer’s credit history, as well as local market practices. Our accounts receivable turnover in days for fiscal 2011 and 2010 were 17.0 and 8.3 days, respectively, due to the overall tightening of banking policies in China.

We review our accounts receivable balances quarterly and determine the amount of allowances, if any, necessary for doubtful accounts. Historically, we have not had any significant bad debt write-offs and, as such, we do not provide an arbitrary reserve amount for possible bad debts based upon a percentage of sales or accounts receivable balances. Rather, we review our accounts receivable balances to determine whether specific reserves are required due to such issues as disputed balances with customers, declines in customers’ credit worthiness, or unpaid balances exceeding agreed-upon terms. Based upon the results of these reviews, we determine whether a specific provision should be made to provide a reserve for possible bad debt write-offs.

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

Determination of Functional Currencies

Our reporting currency is the U.S. dollar. The functional currency of Andatee and Goodwill are the U.S. dollar. The functional currency of our PRC subsidiary, our VIE and its subsidiaries in China is the RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in the determination of the functional currency which is made by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of our subsidiary and VIE entities in China are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the current exchange rate in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of December 31, 2011 and 2010 was a gain of $2,043,687 and $1,317,765, respectively.

Results of Operations-Comparison of the year ended December 31, 2011 and 2010

Revenue

Our revenue increased by US$29.7 million, or 15.5%, from US$191.2 million for the fiscal year 2010 to US$220.9 million for the fiscal year 2011. The increase in our revenues was due, in part, to the increased prices for fuel oil and petrochemical products, and higher average crude oil price. The sales volume kept almost unchanged from 2010 to 2011, due to the slowdown in the Chinese economy and reduced fuel demand.

In fiscal 2011, 1# marine fuel represented 10.74% of our sales, 2# marine fuel represented 11.82% of our sales, 3# marine fuel represented 11.89% of our sales, 4# marine fuel represented 51.05% of our sales, 180CST represented 7.87% of our sales and 120CST represented 6.64% of our sales.

In fiscal 2010, 2# marine fuel represented 6.3% of our sales, 3# marine fuel represented 7.0% of our sales, 4# marine fuel represented 55.4% of our sales, 180CST represented9.0% of our sales and 120CST represented 8.6% of our sales.

Crude Oil Prices

Our raw material costs account for over 95% of the cost of revenue, and the raw materials we use are generally the by-products produced by refineries, such as tar and heavy diesel fuel.  These products typically are much less expensive than the purchase of traditional crude oil, but are still affected by changes in global oil pricing.  In fiscal 2011, crude oil prices reached a peak of over $100 per barrel at the end of the year, while throughout the whole year lowest level of crude oil price never went below $80 per barrel, which was seen in the second quarter of the year.  In fiscal 2010, crude oil prices stayed below $70 per barrel for most of the first quarter and only increased above $80 per barrel at the end of second quarter, and fluctuated around $80 per barrel for the remainder of the year. As a result, our average price for marine fuel in fiscal 2011 was 25% higher compared to the fiscal year 2010.

Cost of Revenue

Our cost of revenues increased US$34.5 million, or 20.3%, from US$170.1 million for fiscal 2010 to US$204.6 million for fiscal 2011. This increase reflects our 15.5% increase in sales during fiscal 2011. As a percentage of revenues, the cost of revenues increased to 92.7% for fiscal 2011 compared to 89.0% for fiscal 2010.

Gross Profit

Our gross profit decreased by US$4.8 million, or 23.0%, from US$21.0 million in fiscal 2010 to $16.2 million in fiscal 2011. As a percentage of revenues, our gross profit margin decreased to 7.3% in fiscal 2011 compared to 11.0% in fiscal 2010. The decrease in our gross profit percentage results primarily from a very slight decrease in the sales to higher margin retail customers (43% of sales in fiscal 2010 compared to 46.97% of sales in fiscal 2011.) as the result of our efforts to promote the wholesales of 1# marine fuel.  In addition, during fiscal 2011, we absorbed a portion of the increases in raw material costs, resulting in decreased margins, as compared with fiscal 2010.

Selling Expenses

Selling expenses decreased US$1.2 million, or 28.7%, from US$4.1 million for fiscal 2010 to US$2.9 million in fiscal 2011. This decrease was primarily due in part to a reclassification of transportation expenses from selling expenses to cost of revenue, that about $1.1 million, and a decrease in sales employee compensation and other expenses for promotion of our products. As a percentage of revenues, selling expenses decreased from 2.1% in fiscal 2010 to 1.3% in fiscal 2011.

General and Administrative Expenses

General and administrative expenses increased US$0.8million, or 23.0%, from US$3.3 million for fiscal 2010 to US$4.1 million in fiscal 2011. This increase was primarily due to increased expenses incurred as we moved our headquarter from Dalian to Shanghai. As a percentage of revenues, general and administrative expenses increased slightly from 1.7% in fiscal 2010 to 1.9% in fiscal 2011.

Operating Income

As a result of the factors discussed above, our operating income decreased US$4.4 million, or 32.5%, from US$13.9 million in fiscal 2010 to US$9.2 million in fiscal 2011. As a percentage of revenues, our operating income decreased from 7.1% in fiscal 2010 to 4.2% in fiscal 2011.

Interest Expense

Interest expense (net) increased US$1.1 million, from US$1.0 million in fiscal 2010 to US$2.1 million in fiscal 2011 as the result of the increase in the level of our debt financing, rise in benchmark interest rate and tightening in credit policy by China government in late 2011. The benchmark interest rate has increased by 0.5% from 5.81% for 2010 to 6.56% in 2011.

Provision for Income Taxes

The provision for income taxes decreased by US$1.0 million, or 29.0%, from US$3.6 million for 2010 to US$2.5 million in 2011. This decrease in the provision for income taxes was primarily attributable to the decrease in our pre-tax income.

Net Income

As a result of the foregoing, net income decreased by US$4.2 million, or 47.1%, from US$8.9 million for 2010 to US$4.7 million for 2011. As a percentage of revenues, our net income decreased from 4.7% for 2010 to 2.1% for 2011

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

As of December 31, 2011, we had cash of US$3.5 million in our bank accounts, and additionally, we have set aside $22.5 million for restricted cash on bankers acceptance notes. The decrease in our cash balance as at December 31, 2011 reflects the combined result of increased account receivable, advances to suppliers and deposits for land use rights.

On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our planned ongoing construction and day-to-day business operations. In addition to working capital to support our routine activities, we also will require funds for the construction and upgrade of strategic facilities, acquisition of assets and/or equity, and repayment of debt.

Our future capital expenditures will include building new fueling facilities, increase blending and storage capacity, berth improvement, expanding product lines, research and development capabilities, and making acquisitions where deemed appropriate.

Our operating and capital requirements in connection with supporting our expanding operations and introducing our products to the expanded areas have been and will continue to be significant to us. Although we are profitable, and have been profitable, for the years ended December 31, 2011 and 2010, our growth strategy, which is initially focused on accretive acquisitions and organically expanding our product into expanded areas  will require substantial capital which we may not be able to satisfy solely through cash flows from our operations.

The petrochemical business is a capital intensive business. Our ability to maintain and increase our revenues, net income and cash flows depends upon continued capital spending. Our current business strategy contemplates capital expenditures for 2012 of approximately RMB 200 million (US$31.7 million), which will be provided through financing activities, and use of our own capital.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded operation and broadened distribution channels will be the primary organic source of funding for future operating activities in fiscal2012. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, we may rely on bank borrowing, if available, as well as capital raises.

The following table sets forth a summary of our cash flows for the periods indicated:

	2011	2010
Cash flow data:
Net cash provided by operating activities	3,494,668	5,160,837
Net cash used in investing activities	(24,191,225)	(42,632,207)
Net cash provided by financing activities	10,987,573	45,551,684
Effect of exchange rate on cash	2,388,896	1,193,780
Net changes in cash	(7,320,088)	9,274,094)
Cash at beginning of period	10,813,103	1,539,009
Cash at end of period	3,493,015	10,813,103

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 was US$3.4million, which was primarily attributable to the following factors:

(1) net income of US$4.8 million;

(2) an increase in accounts receivable of US$13.8 million and advances from customers of US$6.4 resulting from more overall revenue and increased retail sales;

(3) an increase in inventories of US$4.2 million as a result of anticipating sales price will increase and an increase in advances to suppliers of $1.9 million resulting from increased prepayment for inventory rebuilding;

(4) a decrease in prepaid expenses of US$0.5 million due to decreased prepayment for services and deposits under signed agreements;

(5) a decrease in tax payable of US$6.0million;

(6) an increase in accounts payable payable and accrued liabilities of US$16.9 million in line with increased purchasing; and

(7) an increase in other payable of US$0.5 million resulting from increased temporary borrowings from various parties.

Investing Activities

Cash used in investing activities was US$24.2 million for the year ended December 31, 2011, which was attributable to:

(1) cash paid for deposit of US$1.3 million

(2) cash paid for purchase of intangible assets of US$4.2 million

(3) Note receivable US$1.3 million

(4) expenditures in construction projects of US$17.4 million

Financing Activities

Cash provided by financing activities was US$11.0 million for the year ended December 31, 2011. It consists of bank borrowings of US$45.1 million in short-term bank notes and $13.1 million in short term loans as well as collection from escrow account for bank notes of US$37.2 million and proceeds from a loan payable of US$1.6 million and an advance from a related party of US$2.0 million. In 2011, the cash used to repay the bank loans was US$13.6 million.

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

Revenue recognition

We recognize revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104. Revenue is recognized when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when delivery occurs and when collection is probable.

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

Stock-Based Compensation

We use the Black-Scholes options pricing model to determine the fair value of stock options. The fair value of our restricted stock unit is calculated based on the fair market value of Andatee’s stock on the date of grant. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.

Income Taxes

We provide for income taxes in accordance with FASB ASC Topic 740 (originally SFAS No. 109, “Accounting for Income Taxes”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

New Accounting Pronouncements

In September 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance eliminates the current option to report other comprehensive income within the statement of changes in equity and requires an entity to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or alternatively in two, but consecutive, statements. The new guidance is effective for 2012 reporting. The adoption of this new guidance is not expected to have a material effect on our financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance eliminates the current option to report other comprehensive income within the statement of changes in equity and requires an entity to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or alternatively in two, but consecutive, statements. For the Company, the new guidance is effective for 2012 reporting. The adoption of this new guidance is not expected to have a material effect on our financial statements.

In April 2011, the FASB amended the fair value measurement guidance in order to achieve common measurement and disclosure requirements between U.S. generally accepted accounting principles and the International Financial Reporting Standards. These amendments are also intended to provide increased transparency around valuation inputs and investment categorization and, for the Company, are effective for 2012 reporting. The adoption of this new guidance is not expected to have a material effect on our financial statements.

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

While our reporting currency is the U.S. dollar, to date all of our revenue and expenses are denominated in RMB and the majority of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollar and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues and assets as expressed in our U.S. dollar financial statements will decline. For example, as reported in our U.S. dollar financial statements included in this report, our revenues for the year ended December 31, 2011 were $220.85 million, representing revenues of RMB1,435.26 million at the average rate of RMB6.365 to $1.00 for the year ended December 31, 2011. If the value of the RMB were to depreciate by approximately 10% to RMB7.0 to $1.00, the value of the same amount of RMB-denominated revenue in U.S. dollars would be $198.77 million. The fluctuations in the exchange rate would affect our financial results translated in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

The following table sets forth the noon buying rates for U.S. dollars in effect in New York City for cable transfers of Renminbi as certified for customs purposes by the Federal Reserve Bank of New York, for the periods indicated.

	Renminbi per U.S. Dollar Noon Buying Rate
	Average(1)	High	Low	Period-End
2010(1)(2)	6.7605	6.8336	6.6018	6.6018
Jan-11	6.5967	6.6357	6.5819	6.5831
Feb-11	6.5769	6.6035	6.5543	6.5730
Mar-11	6.5703	6.5755	6.5575	6.5747
Apr-11	6.5183	6.5414	6.4840	6.4918
May-11	6.4892	6.5021	6.4690	6.4765
Jun-11	6.4698	6.4815	6.4343	6.4630
Jul-11	6.4472	6.4768	6.4070	6.4070
Aug-11	6.3858	6.4317	6.3500	6.3710
Sep-11	6.3763	6.4048	6.3435	6.3885
Oct-11	6.3649	6.3971	6.3225	6.3225
Nov-11	6.3458	6.3753	6.3108	6.3678
Dec-11	6.3494	6.3973	6.3157	6.3523
Jan-12	6.3004	6.3343	6.2635	6.2873
Feb-12	6.2848	6.2960	6.2670	6.2960
March 2012(2)	6.3066	6.3356	6.2733	6.3122

(1)	The average rate of exchange is calculated using the average of the exchange rates on the last day of each month during the period.

(2)	Through March 18, 2012.

Our business is primarily conducted in China and all of our revenues are denominated in Renminbi. This report contains translations of Renminbi amounts into U.S. dollars at specified rates solely for the convenience of the reader. Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the noon buying rate in New York City for cable transfers in Renminbi per U.S. dollar as certified for customs purposes by the Federal Reserve Bank of New York. On March 18, 2012, the noon buying rate was approximately RMB6.30 to $1.00. No representation is made that the Renminbi amounts referred to in this report could have been or could be converted into U.S. dollars at any particular rate or at all.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Andatee China Marine Fuel Services Corporation

We have audited the accompanying consolidated balance sheet of Andatee China Marine Fuel Services Corporation (the “Company”) as of December 31, 2011, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended. The consolidated financial statements of the Company as of December 31, 2010, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Andatee China Marine Fuel Services Corporation at December 31, 2011 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton, LLP

Boca Raton, Florida

April 16, 2012

The following report is a copy of the report previously issued by Jewett Schwartz Wolfe & Associates, the Company’s predecessor auditor, that has not reissued the report.

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

March 31, 2011

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX

(954) 922-5957

MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC
ACCOUNTANTS

PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$3,493,015	$10,813,103
Restricted cash	22,507,738	17,022,770
Accounts receivable, net	19,822,345	6,203,662
Notes receivable	1,319,779	-
Inventories	16,730,307	12,542,421
Advances to suppliers	16,272,434	14,396,859
Deposits	1,969,544	1,397,443
Deferred tax assets	84,687	45,004
Prepaid expenses and other current assets	3,340,304	3,818,262
Total current assets	85,540,153	49,216,754
Property, plant and equipment, net	42,016,328	21,443,141
Construction-in-progress	12,145,273	14,622,609
Intangible assets, net	7,636,462	2,839,383
Goodwill	1,200,915	1,156,034
Total assets	$148,539,131	$106,300,691

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$18,566,838	$1,638,735
Advances from customers	13,285,980	6,900,193
Short-term bank loan	4,242,148	4,536,586
Bank notes payable	45,092,463	31,761,396
Loan payable	1,571,166	-
Advances from related party	2,032,963	-
Taxes payable	4,237,465	10,195,420
Other liabilities	906,804	1,355,501
Total current liabilities	89,935,827	56,387,831
Total liabilities	89,935,827	56,387,831

Commitments and contingencies

Equity
Stockholder’s equity of the Company
Common stock, $0.001 par value; 5,000,000 shares authorized; 9,610,159 shares issued 9,518,967 and outstanding at December 31, 2011 and 2010	9,610	9,610
Treasury stock, at cost; 91,192 shares	(497,693)	(497,693)
Additional paid-in capital	29,888,556	29,827,160
Accumulated other comprehensive income	3,850,092	1,806,405
Retained earnings	21,291,837	16,443,005
Total shareholders' equity of the Company	54,542,402	47,588,487
Noncontrolling interest	4,060,902	2,324,373
Total shareholders' equity	58,603,304	49,912,860
Total liabilities and shareholders' equity	$148,539,131	$106,300,691

The accompanying notes are an integral part of these consolidated financial statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years ended December 31,
	2011	2010

Revenues	$220,850,316	$191,174,178
Cost of revenues	204,649,934	170,145,434
Gross profit	16,200,382	21,028,744
Operating expenses
Selling expenses	2,925,096	4,101,342
General and administrative expenses	4,105,837	3,339,235
Total operating expenses	7,030,933	7,440,577
Income from operations	9,169,449	13,588,167
Other income (expense)
Interest income	406,655	46,397
Interest expense	(2,545,951)	(1,011,960)
Other income (expense)	254,159	(79,401)
Total other income (expense)	(1,885,137)	(1,044,964)
Net income before tax provision	7,284,312	12,543,203
Tax provision	2,543,050	3,582,995
Net income	4,741,262	8,960,208
Net income (loss) attributable to the noncontrolling interest	(107,570)	61,197
Net income attributable to the Company	$4,848,832	$8,899,011
Foreign currency translation adjustment	2,043,687	1,317,765
Comprehensive income attributable to the Company	6,892,519	10,216,776
Comprehensive income (loss) attributable to the noncontrolling interest	(107,570)	61,197
Comprehensive income	$6,784,949	$10,277,973
Basic and diluted weighted average shares outstanding	9,755,289	9,395,767
Basic and diluted net earnings per share	$0.50	$0.95

 The accompanying notes are an integral part of these consolidated financial statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010

Cash flows from operating activities:
Net income attributable to the Company	$4,848,832	$8,899,011
Adjustments to reconcile net income to net cash
provided by operating activities:
Noncontrolling interest	(107,570)	61,197
Share-based compensation	61,396	307,642
Depreciation	962,156	530,114
Amortization	75,793	70,622
Bad debt allowance	158,733	(270,955)
Other	-	70,897
Changes in operating assets and liabilities:
Accounts receivable	(13,777,416)	(3,832,036)
Inventories	(4,187,886)	794,696
Advances to suppliers	(1,875,575)	(6,108,460)
Prepaid expense and other current assets	477,958	(1,920,021)
Accounts payable and accrued liabilities	16,928,103	1,072,933
Advances from customers	6,385,787	5,475,211
Taxes payable	(5,997,638)	(741,858)
Other liabilities	(458,005)	751,844
Net cash provided by operating activities	3,494,668	5,160,837

Cash flows from investing activities
Cash consideration for acquisitions (net of cash acquired)	-	193,275
Deposits	(1,278,231)	-
Notes receivable	(1,319,779)	-
Net additions to constuction-in-progress and property and equipment	(17,429,048)	(24,527,936)
Purchase of intangible assets	(4,164,167)	(1,397,443)
Repayments of related party loan	-	122,667
Net cash used in investing activities	(24,191,225)	(25,609,437)
Cash flows from financing activities
Proceeds from issuance of common stock	-	19,989,504
Proceeds from short term loans	13,107,284	4,536,586
Repayment of short term loans	(13,569,939)	(10,238,109)
Proceeds from bank notes	45,092,463	31,761,396
Payments to escrow account for collateral/repayment of bank notes	(37,246,364)	(17,022,770)
Proceeds of loan payable	1,571,166	-
Proceeds of advances from related party	2,032,963	-
Purchase of treasury stock	-	(497,693)
Net cash provided by financing activities	10,987,573	28,528,914
Effect of exchange rate on cash	2,388,896	1,193,780
Net (decrease) increase in cash and cash equivalents	(7,320,088)	9,274,094
Cash and cash equivalents, beginning of period	$10,813,103	$1,539,009
Cash and cash equivalents, end of period	$3,493,015	$10,813,103
Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,428,867	$890,315
Income taxes	$5,789,993	$2,775,965

The accompanying notes are an integral part of these consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Andatee China Marine Fuel Services Corporation Shareholders

	Common stock
	Share	Amount	Treasury stock	Additional paid-in Capital	Accumulated other comprehensive income	Retained earnings	Total shareholders’ equity	Non-Controlling Interest	Total
Balance as of December 31, 2009	6,000,000	$6,000	$-	$9,533,619	$488,640	$7,543,994	$17,572,253	$1,271,011	$18,843,264

Proceeds from issuance of common stock	3,605,159	3,605	-	19,985,899	-	-	19,989,504	-	19,989,504
Purchase of treasury stock	-	-	(497,693)	-	-	-	(497,693)		(497,693)
Options granted to directors	-	-	-	143,427	-	-	143,427	-	143,427
Options granted to management	-	-	-	141,020	-	-	141,020		141,020
Shares issued for services	5,000	5	-	23,195	-	-	23,200		23,200
Net income	-	-	-	-	-	8,899,011	8,899,011	61,197	8,960,208
Acquisition of 52% ownership interest in Mashan	-	-	-	-	-	-	-	508,182	508,182
Acquisition of 52% ownership interest in Hailong	-	-	-	-	-	-	-	483,983	483,983
Foreign currency translation adjustment	-	-	-	-	1,317,765	-	1,317,765	-	1,317,765
Balance as of December 31, 2010	9,610,159	$9,610	$(497,693)	$29,827,160	$1,806,405	$16,443,005	$47,588,487	$2,324,373	$49,912,860

Options granted to directors	-	-	-	61,396	-	-	61,396	-	61,396
Net income	-	-	-	-	-	4,848,832	4,848,832	(107,570)	4,741,262
Acquisition of 61% ownership interest in Suzhou Fusheng	-	-	-	-	-	-	-	1,834,690	1,834,690
Acquisition of 90% ownership interest in Wujiang Xinlang	-	-	-	-	-	-	-	9,409	9,409
Foreign currency translation adjustment	-	-	-	-	2,043,687	-	2,043,687	-	2,043,687
Balance as of December 31, 2011	9,610,159	9,610	(497,693)	29,888,556	3,850,092	21,291,837	54,542,402	4,060,902	58,603,304

 The accompanying notes are an integral part of these consolidated financial statement

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Upon the October 28, 2008 incorporation of Goodwill Rich, Goodwill Rich and the stockholders of Xingyuan entered into a series of separate agreements under which Goodwill Rich and Xingyuan were deemed, until March 2009, to be under the common control of the stockholders of Xingyuan. The Agreements provided that the majority stockholder of Goodwill Rich appointed Mr. An Fengbin to (i) act as a director of Xingyuan, Xingyuan’s majority stockholder, and Fusheng, (ii) act for the majority stockholder of Goodwill Rich at any meetings of the directors, managers, financial controllers or other senior management of Xingyuan, Xingyuan’s majority stockholder, and Fusheng, (iii) exercise all voting and dispositive rights over the common stock of Xingyuan, Xingyuan’s majority stockholder, and Fusheng. The Agreements further provided that the majority stockholder of Xingyuan would not appoint any additional directors to the boards of any of these entities without Mr. An Fengbin’s approval. As a result, Mr. An Fengbin was deemed to control both Goodwill Rich and Fusheng, and those companies and Xingyuan were deemed to be under common control.

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

Acquisitions

In May 2010, Xingyuan acquired a 52% equity interest in Mashan Xingyuan Marine Fuel Company (“Mashan”). In July 2010, Fusheng acquired a 52% ownership of Hailong Petrochemical Company (“Hailong”).

During 2011, the Company entered into a corporate reorganization, in which Xingyuan transferred its 90% ownership in Xinfa and 52% ownership in Mashan to Dalian Xifa Petrol Company, and transferred its 100% ownership in Donggang Xingyuan to Fusheng. The reorganization was accounted for at book value, as they were transactions between entities under common control.

In December 2011, Dalian Xifa Petrol Company acquired a 90% equity interest in Wujiang Xinlang Petrochemical Company ("Xinglang") for RMB 2.36 million (approximately US$ 370,000). Xinglang owns land use rights to develop a riverside fuel oil pump station in Wujiang City, Jiangsu Province.

In December 2011, Fusheng acquired a 61% equity interest in Suzhou Fusheng Petrochemical Company ("Suzhou Fusheng") for RMB 12.2 million (approximately $1.93 million). Suzhou Fusheng owns storage tanks and land use rights to develop a riverside fuel oil pump station in Suzhou Wujiang City, Jiangsu Province.

In December 2011, Fusheng acquired a 100% equity interest in Rongcheng Zhuoda Trading Co (“Zhuoda”) for RMB 13 million (approximately US$ 2 million). Zhuoda owns storage tanks with a capacity of 13,000 cubic meters in Rongcheng City, Shandong Province.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements of Andatee have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules of the Securities and Exchange Commission.

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

Financial Instruments

Financial instruments consist of cash, cash equivalents, notes receivable, loans and notes payable. ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

Treasury Stock

Treasury stock is accounted for under the cost method and is included as a component of stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash on deposit, certificates of deposit and all highly liquid debt instruments with maturities of three months or less when acquired.

Restricted Cash

Restricted cash consists of cash equivalents used as collateral to secure short-term bank notes payable.

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

When evaluating the adequacy of its allowance for doubtful accounts, the Company reviews the collectability of accounts receivable, historical write-offs, and changes in sales policies, customer credibility and general economic tendency.

Inventories

Inventories are stated at the lower of cost and current market value. Costs include the cost of raw materials, freight, direct labor and related production overhead. Inventories are stated at cost upon acquisition.

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

As of December 31, 2011, all of the Company’s cash was on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

For the fiscal year ended December 31, 2011, no customer accounted for more than 10% of the Company’s total revenues, and the top 2 customers accounted for 9.8% and 8.7% of the Company’s total revenues, respectively. There were two customers accounted for 10.7% and 10.3% of the total revenues for the fiscal year ended December 31, 2010.

For the year ended December 31, 2011, 14.1% and 6.2% of the Company’s raw materials came from two suppliers. The advance payments to these two suppliers at December 31, 2011were $168,947 and $115,433, respectively. The total balance of advances to suppliers at December 31, 2010 was $16,272,434, which was non-interest bearing and unsecured.

For the year ended December 31, 2010, 20.7% and 25.4% of the Company’s raw materials came from two suppliers. The advance payments to these two suppliers at December 31, 2010 were $6,124,167 and $48,963, respectively. The total balance of advances to suppliers at December 31, 2010 was $14,396,859, which was non-interest bearing and unsecured.

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

Depreciation is provided to recognize the cost of the asset in the results of operations. The Company calculates depreciation using the straight-line method with estimated useful life as follows:

Items	Useful Life
Property and buildings	40 years
Marine bunkers	15 years
Boiler equipment	12 years
Laboratory equipment	8 years
Transportation vehicles	8 years
Office equipment	4 years
Electronic equipment	3 years

Construction-in-Progress

Construction-in-progress represents property and buildings under construction and consists of construction expenditures, equipment procurement, and other direct costs attributable to the construction. Construction-in-progress is not depreciated. Upon completion and ready for intended use, construction-in-progress is reclassified to the appropriate category within property, plant and equipment.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360 (originally Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), certain assets such as property, plant, and equipment, and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets during the years ended December 31, 2011 and 2010.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in business acquisitions. The Company performs its impairment test annually. The Company determined that there was no impairment of goodwill during the years ended December 31, 2011 and 2010.

Intangible Assets

Intangible assets consist mainly of land use rights and software. Intangible assets are amortized using straight-line method over the life of the rights and assets.

The details of land use rights are as follows:

Location	Land Size	Amount	Term
	(square meters)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$451,082	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$2,361,463	July 16, 2008 – May 15, 2058
Mashan Village, Chengshan Town, Shandong Province	3,659.57	$601,279	Government assignment
Linzi borough, Linzi City, Shandong Province	15,130.70	$117,303	Government assignment
Pingwang Town Suzhou City, Jiangsu Province	9,624.30	$565,620	September 1,2011 – January 30, 2055
Total Land Use Rights		$4,096,747

Noncontrolling Interests in Consolidated Financial Statements

Noncontrolling interest represents a portion of the equity ownership in consolidated subsidiaries and share of those subsidiary operations that are not attributable to the Company. Specifically, noncontrolling interests consist of (i) a 37% equity interest in Nanlian, (ii) a 10% equity interest in Xinfa, (iii) a 39% equity interest in Suzhou Fusheng, (iv) a 10% equity interest in Xinlang, (v) a 48% equity interest in Mashan, and (vi) a 48% equity interest in Hailong not held by Andatee.

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

As an industry wide practice, the Company requires advances from customers for substantially all sales. Such advances are not recognized as revenues when received as they represent down payments from customers for the marine fuel products and the delivery is not yet completed.

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

In the normal course of business, the Company may be subject to challenges from taxing authorities regarding the amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions. Management determines whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2011 and 2010, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

 Defined Contribution Plan

Pursuant to the relevant laws and regulations in the PRC, the Company participates in various defined contribution retirement plans organized by the respective divisions in municipal and provincial governments for its employees. The Company is required to make contributions to the retirement plans in accordance with the specific contribution rates and basis as defined by the municipal and provincial governments. The contributions are charged to the respective assets or the income statement on an accrual basis. Upon retirement, the respective divisions are responsible for payment of the retirees' basic retirement benefits, and the Company does not have any further obligations.

During the years ended December 31, 2011 and 2010, the Company made plan contributions in the amount of $55,911 and $40,692, respectively.

Housing Fund and Other Social Insurance

In addition to retirement benefits, the Company makes contributions to the housing fund and other social insurances such as basic medical insurance, unemployment insurance, worker injury insurance and maternity insurance for its employees in accordance with relevant laws and regulations. Contributions are made monthly on the basis of the applicable rates of the employee salaries. The contributions are charged to the respective liability account and the income statement on an accrual basis.

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

Reclassifications

Certain reclassifications have been made in the 2010 financial statements to conform to the 2011presentation.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective on January 1, 2012 and is applied retrospectively. Early adoption is permitted. This guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

 In May 2011, the FASB issued amendments to existing standards for fair value measurement and disclosure, which are effective in the first quarter of 2012. The amendments clarify or change the application of existing fair value measurements, including: that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement.  The impact of adopting these amendments is expected to be immaterial to the financial statements.

In September 2011, the FASB issued a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not believe this guidance will have any impact on its consolidated financial position, results of operations, or cash flows.

 3. Business Acquisitions

On May 11, 2010, the Company entered into an agreement to acquire a 52% ownership interest in Rongcheng Mashan Marine Bunker Company (“Mashan”). Mashan was established in Shandong province, People’s Republic of China (the “PRC”) on March 12, 2010 with registered capital of RMB 7 million. The principal activities of Mashan are the storage, distribution and trading of blended marine fuel oil for cargo and fishing vessels.

The cash acquisition price of RMB3.64 million (approximately $0.53 million) was paid in May 2010. The financial position and results of operations of Mashan have been included in the consolidated financial statements since consummation of the acquisition.

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

On July 20, 2010, the Company entered into an agreement to acquire a 52% ownership interest in Hailong Petrochemical Co., Limited (“Hailong”). Hailong was established in Shandong province, People’s Republic of China (the “PRC”) on April 23, 2001 with registered capital of RMB 6.66 million. The principal activities of Hailong are wholesale and retail of marine fuel products of 180CST, 120CST, and related lubricants.

The cash acquisition price was RMB3.46 million (approximately $0.51million) was paid in August 2010. The financial position and results of operations of Hailong have been included in the consolidated financial statements since consummation of the acquisition.

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

The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the acquisition of the 52% equity interest in Hailong had occurred as of January 1, 2010. The unaudited pro forma financial information is not necessarily indicative of what the Company’s combined results of operations actually would have been had it completed the acquisition at January 1, 2009. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations after the acquisition of Hailong.

For the Year Ended December 31, 2010

	Pro-forma
Revenues	$136,738,070
Income from operations	$9,935,534
Net income attributable to the Company	$6,699,805
Pro forma basic earnings per share attributable to the Company	$0.72	*
Pro forma diluted earnings per share attributable to the Company	$0.72	*

*	Pro forma basic net income per common share is computed using the pro forma weighted average number of common shares outstanding during the periods (9,265,175 shares). Pro forma diluted net income per share is computed using the pro forma weighted average number of common shares and common share equivalents outstanding during the period (9,265,175 shares, and no share equivalents).

4. Accounts Receivable

The Company’s accounts receivable is summarized as follows:

	As of December 31,
	2011	2010

Trade accounts receivable	$20,161,094	$6,383,678
Allowances for doubtful accounts	(338,749)	(180,016)
Accounts receivables, net	$19,822,345	$6,203,662

5. Notes Receivable

On March 31, 2011, Fusheng entered into a loan agreement with a third party. In connection with the agreement, Fusheng provided a loan in the amount of RMB 8.4 million (US $1,319,779). Interest on the loan accrues at 6% per annum, and is convertible into equity of the third party debtor upon the occurrence of certain operating metrics.

6. Inventories

The Company’s inventory consists of the following:

	As of December 31,
	2011	2010

Marine Fuel	$16,730,307	$12,537,974
Other consumables	-	4,447
Total	$16,730,307	$12,542,421

As of December 31, 2011 and 2010, fuel inventory in the amount of $6,827,491 and $7,529,080, respectively, has been pledged as collateral for certain Bankers Acceptance Notes.

7. Advance to Suppliers

The Company makes advance payments for the purchase of fuel inventories. Such advance payments were $16,272,434 and $14,396,859 at December 31, 2011 and 2010, respectively.

8. Property Plant and Equipment

The Company’s Property Plant and Equipment are summarized as follows:

	As of December 31,
	2011	2010

Property and buildings	$33,190,784	$20,676,056
Laboratory equipment	511,310	491,142
Boiler equipment	442,802	318,946
Machinery Equipment	9,118,061	-
Marine bunkers	211,497	213,600
Transportation vehicles	960,958	1,140,660
Office equipment	46,552	48,128
Electronic equipment	48,373	76,330
Leasehold improvement	66,254	96,385
Total	44,596,590	23,061,247
Less: Accumulated depreciation	(2,580,262)	(1,618,106)
Net Value	$42,016,328	$21,443,141

Depreciation expense was $962,156 and $530,114 for the years ended December 31, 2011 and 2010, respectively.

Property and equipment with a net book value of $13,661,524 and $1,179,626 has been pledged as collateral for loans at December 31, 2011 and 2010, respectively.

9. Construction-in-Progress

The construction projects in progress at December 31, 2011 and 2010 are to build facilities to expand production capacity in Tianjin, Donggang, Panjin, Dongying and Nanlian. Construction costs mainly represent construction expenditures and equipment costs.

The Company’s construction-in-progress is summarized as follows:

	As of December 31,
	2011	2010

Berth and berth improvements	$114,372	$64,725
Oil blending and storage tanks	12,030,901	14,557,884
Total	$12,145,273	$14,622,609

10. Intangible Assets

The Company’s Intangible Assets are summarized as follows:

	As of December 31,
	2011	2010

Land use rights	$4,096,747	$2,970,782
Leasehold right	2,647,415	-
Licenses and permits	1,099,816	-
Software	20,425	19,662
Total	7,864,403	2,990,444
Less: accumulated amortizations	(227,941)	(151,061)
Intangible assets, net	$7,636,462	$2,839,383

The Company calculates amortization using the straight-line method with estimated useful life as follows:

Items	Useful Life
Land use rights	50 years
Leasehold right	20 years
Licenses and permits	Contract Terms
Software	5 years

Land use rights with a net book value of $2,968,815 and $2,857,863 were pledged as collateral for certain loans at December 31, 2011 and 2010.

Amortization expenses ended December 31, 2011 and 2010 were $75,793 and$70,622, respectively.

The estimated aggregate amortization expense for intangible assets for the five succeeding year is $496,506 for years 2012 to 2016.

11. Restricted Cash

The Company is required to maintain escrow deposit amounts ranging between 30% and 50% of the total bank acceptance note amounts as a guarantee. Upon the maturity of the bank acceptance notes, the Company is required to deposit the remainder to the escrow account in settlement. See note 15.

12. Related Party Transactions

During 2011, an entity controlled by a majority shareholder (Mr. An Fengbin) provided advances to the Company in the amount of $2,032,963. The funds were used for working capital purposes. Repayments of the advanced amounts are due upon demand, without interest.

On November 23, 2011, the Company received notice from Mr. An Fengbin of his intention to launch a tender offer to acquire all of the outstanding shares of the Company that he does not already own at a price of $4.21 per share in cash, subject to financing, due diligence and other conditions.

13. Short Term Loans

The Company has short-term loans payable to financial institutions as follows:

	Interest Rate (Per Annum)	Dec 31, 2011	Dec 31, 2010	Terms
Baotou Commerce Bank	6.56%	2,042,516	2,570,404	August 19, 2011-August 19, 2012
Huaxia Bank	6.56%	2,199,632	1,966,182	February 28, 2011-February 2, 2012
Total		$4,242,148	$4,536,586

The loans are secured by certain properties, land use rights and inventories of the Company. See Notes 6, 8 and 10.

14. Loan Payable

In May 2011 the Company received short term loans of RMB 10 million ($1,571,166) from Beijing Biyun Lantian Energy Development Co. The loans mature nine months from date of issuance, and accrue interest monthly at a rate of 1.0%.

15. Bank Notes Payable

The Company has credit facilities with Shenzhen Development Bank (“SD Bank”) and Huaxia Bank ("HX Bank") that provide for working capital in the form of the following bank acceptance notes.

Beneficiary	Endorser	Origination Date	Maturity Date	Amount
Dalian Xingyuan Marine Bunker Co.	SD Bank	11-23-2011	05-21-2012	$3,456,565
Dalian Xingyuan Marine Bunker Co.	SD Bank	12-01-2011	06-01-2012	942,700
Dalian Xingyuan Marine Bunker Co.	SD Bank	11-29-2011	05-25-2012	7,855,830
Dalian Xingyuan Marine Bunker Co.	SD Bank	09-07-2011	03-07-2012	7,227,363
Dalian Xingyuan Marine Bunker Co.	SD Bank	10-14-2011	04-11-2012	7,541,597
Dalian Xingyuan Marine Bunker Co.	HX Bank	12-19-2011	06-18-2012	8,641,413
Dalian Fusheng PetroChemical	SD Bank	09-15-2011	03-13-2012	4,713,498
Dalian Fusheng PetroChemical	SD Bank	09-19-2011	03-16-2012	4,713,498
Total				$45,092,463

Borrowings under these credit facilities are made on a when-and-as-needed basis at the Company’s discretion. The Company has pledged ten thousand tons of marine fuel as collateral against credit default. In addition, the Company is required to hold Restricted Cash with SD Bank and HX Bank as additional collateral against these bank acceptance notes. See note 11.

16. Stock Options

Under the Company’s 2009 Equity Incentive Plan, a total of 5,000,000 shares of common stock have been reserved for grants of stock-based awards. The Company has granted a total of 470,125 options pursuant to the Plan as of December 31, 2011.

On January 25, 2010, the Company granted 13,125 options from the Plan to its directors. The options have a 3-year life and with an exercise price of $6.30 per share. The stock options vested immediately, and the Company recognized $40,738 as related stock based compensation charge.

On July 14, 2010, the Company granted a total of 160,000 options to two executive officers. The options have a 3-year life and with an exercise price of $4.27 per share, the fair market value of the stock on the date of grant. Of the options granted, 60,000 vested immediately, with the remainder vesting on each anniversary date of the grant over the next two years in the increment of 50,000 shares. The Company recognized $141,020 as stock based compensation in relation to this issuance for the year ended December 31, 2010.

On October 25, 2010, the Company granted a total of 39,000 options to three independent directors. The options have a 3-year life and with an exercise price of $4.97 per share, the fair market value of the stock on the date of grant. The options vested immediately, and the Company recognized $102,689 as related stock based compensation charge.

On July 1, 2011, the Company granted a total of 48,000 options to three independent directors. The options have a 3-year life and a per share exercise price of $2.38 per share, the fair market value of the stock on the date of grant. All the options vested immediately, and the Company recognized $61,396 as a related stock based compensation charge.

On July 1, 2011, the Company granted a total of 210,000 options to two executive officers. The options have a 3-year life and a per share exercise price of $2.38 per share, the fair market value of the stock on the date of grant. On July 29, 2011, these options were forfeited

The fair value of our stock options was estimated using the Black-Scholes valuation model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

The weighted-average assumptions and value of options granted for years ended December 31, 2011 are summarized as follows:

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

The following is a summary of the stock options activity during the years ended December 31, 2011 and 2010:

	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2009	-	$-
Granted	212,125	$4.52
Forfeited	-	$-
Exercised	-	$-
Balance at December 31, 2010	212,125	$4.52

Balance at December 31, 2010	212,125	$4.52
Granted	258,000	$2.38
Forfeited	(210,000)	$-
Exercised	-	$-
Balance at December 31, 2011	260,125	$4.05

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

In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, a foreign invested enterprise established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly-owned foreign invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors for all foreign invested enterprises. These reserves can only be used for specific purposes and are not distributable as cash dividends. Fusheng were established as a wholly-owned foreign invested enterprise and therefore are subject to the above mandated restrictions on distributable profits.

Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide statutory common reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. These reserves can only be used for specific purposes and are not distributable as cash dividends. Xingyuan and its subsidiaries were established as domestic invested enterprises and therefore are subject to the mandated restrictions on distributable profits.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer a portion of their net assets to the Company. The restricted amounts  include paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIE as determined pursuant to PRC generally accepted accounting principles, totaling approximately US$3,078,000 at December 31, 2011 and 2010.

18. Taxes Payable

Taxes Payable consisted of the followings:

	December 31, 2011	December 31, 2010
Income Tax Payable	$1,128,398	$4,216,770
VAT Payable	2,082,929	5,138,502
Other Tax Payable	1,026,137	840,148
Total	$4,237,465	$10,195,420

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

The following table reconciles the Group’s effective tax rates for the periods ended:

	As of December 31,
	2011	2010

HK income taxes	—	—
China income taxes	25%	25%
Local income tax adjustment	9.9%	3.6%
Effective income tax rates	34.9%	28.6%

Deferred Tax

The provision for income taxes consists of taxes on income from operations plus unrecognized tax benefits from the application of FASB ASC Topic 740 plus changes in deferred taxes for the periods ended:

	As of December 31,
	2011	2010

Current	$2,582,733	$3,515,256
Deferred	(39,683)	67,739
Total	$2,543,050	$3,582,995

The charges for taxation are based on the results for the year as adjusted for items which are non-assessable or disallowed. They are calculated using tax rates that have been enacted or granted at the balance sheet dates.

The significant components of deferred tax expenses (benefits) are:

	As of December 31,
	2011	2010

Change in valuation allowance	$(39,683)	$67,739
Total	$(39,683)	$67,739

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. The following represents the significant components of deferred tax assets and liabilities:

	As of December 31,
	2011	2010

Deferred tax assets:
Change in valuation allowance	$84,687	$45,004
Deferred tax assets	$84,687	$45,004

In the past, the Company has been delinquent in the filing of its federal tax returns. Although the Company did not owe tax due to a lack of US operations, the Company incurred penalties and interest in the amount of $120,345 for the failure to timely file returns. The Company is in the process of appealing this assessment.

19. Treasury Stock

In October 2010, the Company's Board of Directors approved and adopted the share repurchase plan of its common stock up to a value of $500,000. As of December 31, 2011, a total of 91,192 shares have been purchased from the open market at a total cost of $497,693.

20. Commitment and Contingencies

Lease Obligation

The Company has entered into several agreements for the lease of storage facilities, offices premises and berth use rights.

The leases are for one year terms, and may be extended at the management’s option. Management believes that they will remain at these facilities for the next five years and have estimated that the commitments for minimum lease payments under these operating leases are approximately $2.1 million.

The Company’s commitment for minimum lease payments under these operating leases for the next five years and thereafter is as follows:

For the year 2012	534,196
For the year 2013	534,196
For the year 2014	534,196
For the year 2015	345,657
For the year 2016	157,117
Thereafter	-
Total	$2,105,361

Nalian Purchase Agreement

In connection with Xingyuan's purchase of the 63% ownership interest in Nalian in December 2005, the Company may become obligated to purchase the remaining 37% ownership interest in Nalian not owned for RMB 8,880,000 (approximately $1.3 million), upon exercise of the shareholder's option to put the shares to the Company.

Supply Agreements

In September 2010, the Company executed 10-year agreements to supply marine fuel to Haiyu Fishery Limited Corporation ("Haiyu") and Jinghai Group ("Jinghai"). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province.

Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 18,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 1 million (approximately USD 0.15 million) for the first three years of the agreement if certain volume levels are achieved.

Legal proceedings

During the fourth quarter of 2011, a number of class action lawsuits were filed in the Court of Chancery of the State of Delaware by or on behalf of current shareholders against the Company and certain of its officers and directors (the "Individual Defendants") in connection with a contemplated “going private” proposal by the Company’s Chief Executive Officer and majority shareholder, An Fengbin (the “Proposed Transaction”). These lawsuits allege, among other things, that the Company and certain of its officers and directors violated fiduciary duties by failing to take steps to maximize the value of the Company to its public shareholders in a change of control transactions. The plaintiffs seek, among other things, unspecified damages and other relief, including, without limitation, to enjoin the Individual Defendants from consummating the Proposed Transaction.

The foregoing matters are in the early stages of their respective proceedings. The Company anticipates that actions similar to the above-mentioned actions may be filed in the future.

The Individual Defendants are contesting each of the lawsuits vigorously, however are not in a position to predict the outcome or impact of the lawsuits.

 21. Subsequent Events

During February, 2012, the Company received a series of short term bank loans from Huaxia Bank in the aggregate amount of RMB 65.8 million (US $10.4 million). The short term bank loans bear interest at annual rates ranging from 7.0% to 8.2% and mature six months from issuance.

During March 2012, the Company received a series of bank notes from Shenzhen Development Bank in the aggregate amount of RMB 106 million (US $16.8 million). The bank notes bear interest at an annual rate of 7% and mature six months from issuance.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (the “Evaluating Officers”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of the Evaluating Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our the Evaluating Officers concluded that our disclosure controls and procedures were not effective as of the period covered, due to the reasons set forth below, and due to the material weaknesses in our internal control over financial reporting as discussed below under “Management’s Report on Internal Control Over Financial Reporting.” Accordingly, management cannot provide reasonable assurance of achieving the desired control objective. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions and the continued integration of these businesses. We have contracted to install new financial systems and that process is currently expected to be completed during 2012. We will continue to address deficiencies as resources permit.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Management is aware of the following material weaknesses (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis) in the Company’s internal control over financial reporting:

Control Environment

Inadequate Written Policies and Procedures: Based on our management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2011. Management identified certain policies and procedures as inadequate and others as lacking in appropriate documentation. Management plans to enhance existing policies and procedures and prepare formal written documentation as appropriate. In addition, there continues to be a lack of consistent review procedures performed by management and also a lack of a formal control design structure for the review of external financial data.

Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2011. Although we believe that we have established appropriate transaction approval criteria, we do not have sufficient personnel to provide an independent review of journal entries, account analyses, monitoring or adequate risk assessment functions.

Control Activities

Testing of Internal Controls: We have identified deficiencies in our testing of internal controls within our key business processes. This was primarily due to insufficient financial and personnel resources. Management believes there are control procedures that are effective in design and implementation within our key business processes. However, certain of these processes were not formally tested or adequately documented. Additionally, our accounting managers and financial personnel, while competent in local accounting requirements, do not have expertise with generally accepted accounting principles of the United States.

Information and Communication

Timeliness and Adequacy of Financial Reporting Disclosures: Our chief executive officer and our chief financial officer concluded that our internal controls were not effective as of December 31, 2011 due to inherent weaknesses present in the preparation of financial statements and related disclosures as a result of our limited financial personnel, information technology infrastructure and other resources. However, management believes that, given the size and scope of our business, that all material information was communicated to management within a time frame that was adequate for management to make informed business and reporting decisions. We are currently in the process of installing a new financial system in order to address some of these concerns.

Monitoring

Internal Control Monitoring: As a result of our limited financial personnel, management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

These material weaknesses impede the ability of management to implement remedial measures and oversee our internal control over financial reporting on a consistent basis. Management intends to focus its remediation efforts in the near term on installing a new financial system and documenting formal policies and procedures surrounding transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management also is committed to taking further action and implementing enhancements or improvements as resources permit. We recognize that, due to the size and early stage of development of our business, implementation of additional measures may take considerable time.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers as of March 18, 2012. Our Board oversees the business affairs of our company and monitors the performance of management. Under our Bylaws, the Board size may not exceed 6 members. Presently, there are five Board members. At each annual meeting, shareholders elect directors for a full term or the remainder thereof, as the case may be, to succeed those whose terms have expired. Each director holds office for the term for which he or she is elected or until his or her successor is duly elected. Officers are appointed by, and serve at the pleasure of, our Board.

Name	Age	Position

An Fengbin	45	Chairman, President and Chief Executive Officer

Wang Haipeng	32	Chief Financial Officer

Sun Xun	43	Chief Operating Officer

Wen Jiang	48	Independent Director (1)(2)(3)(4)

Yudong Hou	43	Independent Director (1)(2)(3)

Francis N.S. Leong	67	Independent Director (1)(2)(3)(5)

Bai Jinhai	72	Chief Technology Officer

Wen Tong	35	Director (6)

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Governance Committee.

(4)	Audit Committee financial expert.

(5)	Lead Independent Director.

(6)	Resigned as the Company’s Chief Financial Officer effective January 12, 2012.

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

Wang Haipeng has been our Chief Financial Officer and Director since January 2012. He had previously worked at several state-owned and Hong Kong Stock Exchange trading public companies. Namely, from December 2010 to December 2011, he held the position of Finance Manager at Atom Capital Limited, a private equity company, in Shanghai, PRC. Prior to that, from November 2009 to November 2010, he held the position of Finance Manager at Shanghai Drexler Architectural Design Co., Ltd., also in Shanghai, PRC. From November 2003 to June 2009, he held the position of Finance Manager at  Hua Xing New World Auto Services Co., Ltd., a joint venture company and HK Stock Exchange listed company.  Mr. Wang holds a post-graduate certificate from the Research Institute for Fiscal Science (Ministry of Finance, PRC) and a Bachelor’s degree in Accounting from Northeast Forestry University, PRC (2000). He is also a qualified Senior International Finance Manager.

Wen Tong has been Director since May 2007. From November 2005 to April 2007, Mr. Wen has worked at China Industrial Waste Management Co. Ltd., an OTC-BB company with approximately $10 million in revenue in 2007, as a director and a Deputy Manager. Prior to that, Mr. Wen has worked as an auditor at the accounting firm of Liaoning Tianjin Accounting. Mr. Wen holds a degree in Accounting from Dongbei Finance and Economics University (September 1998).  Wen Tong’s significant expertise and experience in the public accounting and finance enables him to effectively address and analyze the challenges and opportunities facing a US public company with multiple operations in the PRC.

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

Audit Committee The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of its accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the standards provided by the Nasdaq Stock Market. Francis N.S. Leong is the Chairman of the Audit Committee; Yudong Hou and Wen Jiang are the other two members on the Committee.

Audit Committee Financial Expert Our Board has also determined that Mr. Wen Jiang qualifies as an ‘‘audit committee financial expert’’ as defined under the federal securities laws. He is an “independent” member of our Board as defined under Rule 10A-3 under the Exchange Act.

Compensation Committee The duties of the Compensation Committee include establishing any director compensation plan or any executive compensation plan or other employee benefit plan which requires shareholder approval; establishing significant long-term director or executive compensation and director or executive benefits plans which do not require stockholder approval; determination of any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee's authority; determining the overall compensation policy and executive salary plan; and determining the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO.  Although a number of aspects of the CEO’s compensation may be fixed by the terms of his employment contract, the Compensation Committee retains discretion to determine other aspects of the CEO’s compensation.  The CEO reviews the performance of the executive officers of the Company (other than the CEO) and, based on that review, the CEO makes recommendations to the Compensation Committee about the compensation of executive officers (other than the CEO). The CEO does not participate in any deliberations or approvals by the compensation committee or the Board with respect to his own compensation. The Compensation Committee makes recommendations to the Board about all compensation decisions involving the CEO and the other executive officers of the Company. The Board reviews and votes to approve all compensation decisions involving the CEO and the executive officers of the Company. The Compensation Committee and the Board will use data, showing current and historic elements of compensation, when reviewing executive officer and CEO compensation.  The Committee is empowered to review all components of executive officer and director compensation for consistency with the overall policies and philosophies of the Company relating to compensation issues. The Committee may from time to time delegate duties and responsibilities to subcommittees or a Committee member. The Committee may retain and receive advice, in its sole discretion, from compensation consultants. The Compensation Committee does not currently employ compensation consultants in determining or recommending the amount or form of executive and director compensation.  None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Wen Jiang is the Chairman of the Compensation Committee; Francis N.S. Leong and Yudong Hou are the other two members of this committee.

Nominating and Governance Committee The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. Yudong Hou is the Chair of this Committee; Francis N.S. Leong and Wen Jiang are the other two members on the Committee.

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

Following the completion of the initial public offering of its securities in January 2009, the Company and, among others, its directors and executive officers, became subject to the reporting requirements under the Exchange Act.  Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, the Company believes that all such reports were timely filed as necessary by the executive officers, directors and security holders.

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

The following table sets forth information concerning the compensation for the fiscal year ended December 31, 2011, 2010 and 2009, respectively, of our (i) Chief Executive Officer, and (ii) Former Chief Financial Officer, (collectively, the ‘‘named executive officers’’):

• An Fengbin - President and Chief Executive Officer (Principal Executive Officer)

• Wen Tong – Former Chief Financial Officer

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All other Compensation ($)	Total ($)

An Fengbin, President and	2011	$150,000	$0	$0		$0	$150,000
Chief Executive Officer (1)	2010	$150,000	$125,000	$94,013	(3)	$0	$369,013

Wen Tong	2011	$50,000	$0	$0		$0	$50,000
Chief Financial Officer (2)	2010	$50,000	$0	$47,007	(3)	$0	$97,007

(1)           The material terms and provisions of Mr. An’s Employment Agreement are disclosed below. On July 14, 2010, the Board, following the review and recommendation of the Compensation Committee of the Board, approved and adopted (i) an increase to An Fengbin’s annual base salary from USD$125,000 to $150,000, effective as of January 1, 2010; (ii) consistent with the terms and provisions of the Employment Agreement, an award Mr. An a one-time short term variable incentive pay in the amount of USD$125,000, which represents approximately 1.4% of the Company’s net income before taxes for the fiscal year ended December 31, 2009, and (iii) a grant of 100,000 stock options, vesting as follows: 40,000 options vesting on the date of the grant, 30,000 options – on the 1 st anniversary of the grant and the remaining 30,000 options – on the 2 nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010. Except as set forth above and footnote (2) below, there were no option grants, option exercises, options outstanding or stock vested in 2010 or 2009. We do not offer any pension benefit plans to our employees. In 2011, Mr. An’s salary was $150,000 and no other compensation was paid to him.

(2)           On July 14, 2010, the Board approved and adopted an increase to Wen Tong’s annual base salary from USD$16,000 to $50,000, effective as of January 1, 2010. The Board also approved a grant in the amount of 60,000 stock options, vesting in 3 equal annual installments as follows: 20,000 options vesting on the date of the grant, 20,000 options – on the 1 st anniversary of the grant and the remaining 20,000 options – on the 2 nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010. In 2011, Mr. Wen’s salary was $50,000 and no other compensation was paid to him. Mr. Wen resigned as the company’s Chief Financial Officer in January 2012.

(3)           Amounts under Option Awards represent the grant date fair value of options in 2011, calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation for 2011, the following assumptions were made: (a) weighted expected life (years) – 3; (b) volatility — 83.70% ; (c) dividend yield — 0.0%; and (d) weighted discount rate — 0.85% for the 2011 year option grant. For 2010, the following assumptions were made: (a) weighted expected life (years) – 3; (b) volatility — 86.91% ; (c) dividend yield — 0.0%; and (d) weighted discount rate — 1.09% for the 2010 year option grant.

Except as described below, we currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

An Fengbin Employment Agreement ..

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

Outstanding Equity Awards at December 31, 2011

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

An Fengbin(1)(3)	40,000	60,000	$4.27	July 14, 2020

Wen Tong(2)(3)	20,000	40,000	$4.27	July 14, 2020

(1)           On July 14, 2010, the Board, following the review and recommendation of the Compensation Committee of the Board, approved, among other things, a grant of 100,000 stock options, vesting as follows: 40,000 options vesting on the date of the grant, 30,000 options – on the 1 st anniversary of the grant and the remaining 30,000 options – on the 2 nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010.

(2)           On July 14, 2010, the Board, following the review and recommendation of the Compensation Committee of the Board, approved, among other things, a grant of 60,000 stock options, vesting in 3 equal annual installments as follows: 20,000 options vesting on the date of the grant, 20,000 options – on the 1 st anniversary of the grant and the remaining 20,000 options – on the 2 nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010.

(3) In 2011, there were no equity or option awards.

Director Compensation

The following table represents Board compensation in 2011:

	Fees Earned or
Name	or Paid in Cash		Option Awards		All Other Compensation (2)	Total

Francis Leong	$18,000		$23,024	(1)	$0	$41,024
Wen Jiang	$15,000		$19,186	(1)	$0	$34,186
Yudong Hou	$15,000		$19,186	(1)	$0	$34,186
An Fengbin	$0	(3)	$0		$0	$0
Wen Tong	$0	(3)	$0		$0	$0

(1)           Amounts under Option Awards represent the grant date fair value of options granted during 2011. In accordance with the requirements of FASB Accounting Standards Codification Section 718 (previously SFAS No. 123(R)), the Company will charge the fair value of these options to expense in the 2 nd quarter of 2011. Under the Board’s equity compensation policies, non-management directors will subsequently each receive annual grants of options to purchase shares of our common stock at an exercise price equal to the fair market value of the shares on the date of grant in the amounts to be determined by the Board and the Compensation Committee.

(2)           All directors will be reimbursed for their reasonable out of pocket expenses associated with attending meetings. There were no such expenses in 2011.

 (3)           Management member of the Board who is not compensated for his Board service.

2009 Equity Incentive Plan

In July 2009, our Board adopted, subject to the shareholder approval, the 2009 Equity Incentive Plan (the “Plan”) for our officers, directors, employees and outside consultants and advisors. We have developed this Plan to align the interests of (i) employees, (ii) non-employee Board members, and (iii) consultants and key advisors with the interests of our shareholders and to provide incentives for these persons to exert maximum efforts for our success and to encourage them to contribute materially to our growth. On September 27, 2009, our stockholders approved the Plan. As of the date hereof, we have issued 260,125 options pursuant to the Plan.

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

Shares Subject to the Plan . We may issue up to 5,000,000 shares under the Plan, subject to adjustment to prevent dilution from stock dividends, stock splits, recapitalization or similar transactions. Certain grants may be made in cash, in our stock, or in a combination of the two, as determined by the Compensation Committee.

Awards under the Plan . Under the Plan, the Compensation Committee may grant awards in the form of incentive stock options, as defined in Section 422 of the Code, as well as options which do not so qualify, stock units, stock awards, stock appreciation rights and other stock-based awards.

Options . The duration of any option shall be within the sole discretion of the Compensation Committee; provided, however, that any incentive stock option granted to a 10% or less stockholder or any nonqualified stock option shall, by its terms, be exercised within 10 years after the date the option is granted and any incentive stock option granted to a greater than 10% stockholder shall, by its terms, be exercised within five years after the date the option is granted. The exercise price of all options will be determined by the Compensation Committee; provided, however, that the exercise price of an option (including incentive stock options or nonqualified stock options) will be equal to, or greater than, the fair market value of a share of our stock on the date the option is granted and further provided that incentive stock options may not be granted to an employee who, at the time of grant, owns stock possessing more than 10% of the total combined voting power of all classes of our stock or any parent or subsidiary, as defined in section 424 of the Code, unless the price per share is not less than 110% of the fair market value of our stock on the date of grant.

Stock Units .. The Compensation Committee may grant stock to an employee, consultant or non-employee director, on such terms and conditions as the Compensation Committee deems appropriate under the Plan. Each stock shall represent the right of the participant to receive a share of our stock or an amount based on the value of a share of our stock.

Stock Awards .. The Compensation Committee may issue shares of our stock to an employee, consultant or non-employee director under a stock award, upon such terms and conditions as the Committee deems appropriate under the Plan. Shares of our stock issued pursuant to stock awards may be issued for cash consideration or for no cash consideration, and subject to restrictions or no restrictions, as determined by the

Compensation Committee .. The Compensation Committee may establish conditions under which restrictions on stock awards shall lapse over a period of time or according to such other criteria as the Compensation Committee deems appropriate, including restrictions based upon the achievement of specific performance goals. SARs and Other Stock-Based Awards. SARs may be granted to an employee, non-employee director or consultant separately or in tandem with an option. SARs may be granted in tandem either at the time the option is granted or at any time thereafter while the option remains outstanding. Upon the exercise of SARs, the related option will terminate to the extent of an equal number of shares of our stock. The stock appreciation for a SAR is the amount by which the fair market value of the underlying stock on the date of exercise of the SAR exceeds the base amount of the SAR. The Compensation Committee will determine whether the stock appreciation for an SAR is to be paid in the form of shares of stock, cash or a combination of the two.

Other Awards .. Other awards may be granted that are based on or measured by our stock to employees, consultants and non-employee directors, on such terms and conditions as the Compensation Committee deems appropriate. Other stock-based awards may be granted subject to achievement of performance goals or other conditions and may be payable in our stock or cash, or in a combination of the two.

Qualified Performance-Based Compensation . The Compensation Committee may determine that stock units, stock awards, SARs or other stock-based awards granted to an employee will be considered ‘‘qualified performance-based compensation’’ under section 162(m) of the Code.

Termination of Employment .. If the employment or service of a participant is terminated for cause, the options of such participant, both accrued and future, will terminate immediately. If the employment or service is terminated by either the participant or us for any reason other than for cause, death, or for disability, as defined in Section 22(e)(3) of the Code, the options of the participant then outstanding shall be exercisable by the participant at any time prior to the expiration of the options or within three months after the date of such termination, whichever is shorter, but only to the extent of the vested right to exercise the options at the date of the termination. In the case of a participant who becomes disabled, the rights of the participant under any then outstanding options are exercisable by the participant at any time prior to the expiration of the options or within one year after the date of termination of employment or service due to disability, whichever is shorter, but only to the extent of the vested right to exercise the options at the date of such termination. In the event of the death of a participant, the rights of the participant under any then outstanding options are exercisable by the person or persons to whom these rights pass by will or by the laws of descent and distribution, at any time prior to the expiration of the options or within one year after the date of death, whichever is shorter, but only to the extent of the vested right to exercise the options, if any, at the date of death. The terms and conditions regarding any other awards under the Plan will be determined by the Compensation Committee.

Termination or Amendment of the Plan . Our Board of Directors may at any time terminate the Plan or make such amendments thereto as it deems advisable, without action on the part of our shareholders unless their approval is required under the law. However, no termination or amendment will, without the consent of the individual to whom any option has been granted, affect or impair the rights of such individual. Under Section 422(b)(2) of the Code, no incentive stock option may be granted under the Plan more than ten years from the date the Plan is adopted or the date the Plan is approved by our shareholders, whichever is earlier.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our common stock constitutes our only voting securities. The table below provides beneficial ownership of our securities, to the best of our knowledge, by (i) each person known to us that beneficially owns more than 5% of our outstanding shares of common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group. As of March 16, 2012, there were 9,610,159 shares of our common stock issued and outstanding. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of No. 1 Bintao Garden, West Binhai Road, Xigang District, Dalian City, PRC.

Executive Officers and Directors

Name	Shares Owned (1)	% of Class

An Fengbin (2)	4,890,451	50.9%
Wen Tong (4)	60,000	less than 1%
Wen Jiang (4)	30,750	less than 1%
Yudong Hou (4)	27,000	less than 1%
Francis N.S. Leong (4)	38,625	less than 1%

All directors and executive officers as a group (5 people)	5,046,826	52.5%

5% or more Shareholders

Name	Shares Owned (1)	% of Class

Star Blessing Enterprises Ltd. (3)	4,651,200	48.4%
Wellington Management Company, LLP (5)	819,358	8.5%
Wellington Trust Company, NA (6)	819,358	8.5%

(1)           For purposes of determining the amount of securities beneficially owned, share amounts include all common stock owned outright plus all shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days of the date hereof. The Percent of Class is based on the number of shares of the Company’s common stock outstanding as of the record date. Shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days of the record date, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other owners.

(2)           Includes 4,651,200 shares of common stock directly beneficially owned by Star Blessing Enterprises Ltd., a British Virgin Islands company (“SBEL”) and any options to acquire shares of the Company’s common stock exercisable within 60 days of the date of the beneficial ownership calculation. The securities beneficially owned by SBEL may also be deemed to be indirectly owned by Mr. An due to the fact that as of January 25, 2010, Mr. An had the power to vote and dispose of all of the securities of Oriental Excel Enterprises Limited, a British Virgin Islands company (“OEEL”) pursuant to an Authorization Letter dated October 28, 2008, as supplemented on July 10, 2009, and executed by Ms. Lai WaiChi, a citizen of Hong Kong, who held 100% equity interest in OEEL (the “Oriental Interest”) as of that date. In addition, pursuant to a certain Agreement dated March 26, 2009, as amended on August 30, 2009, between Mr. An and Ms. Lai, Mr. An was granted the right to acquire the Oriental Interest for no consideration in the event that certain conditions are met.

(3)           Wang Jing is the sole director and stockholder of OEEL, which is the sole stockholder of SBEL, and Ms. Wang is also the sole director of SBEL. Mr. An is the President, Secretary and Treasurer of OEEL and SBEL. Wang Jing is An Fengbin’s spouse, therefore may be deemed to share voting power and the power to dispose or to direct the disposition of the shares of common stock so beneficially owned by SBEL. Thus, Mr. An, Ms. Wang and OEEL may be deemed to be the beneficial owners of the shares owned by SBEL. Mailing address for each Wang Jing, SBEL and OEEL is No.1 Bin Tao Yuan, No.20 West Binhai Rd, Xi Gang District, Dalian, China. Information taken from the Schedule 13D filed with the SEC on December 27, 2011 reflecting ownership of our common stock as of November 14, 2011.

(4)           Includes options to acquire shares of common stock of the Company.

(5)           Mailing address for this entity is 280 Congress Street, Boston, MA 02210. Information taken solely from the Schedule 13G/A filed with the SEC on February 14, 2012 reflecting ownership of our common stock as of December 31, 2011. The filing reflects that Wellington Management Company, LLP, in its capacity as investment adviser, may be deemed to beneficially own 819,358 of our shares which are held of record by clients of Wellington Management. According to the Schedule 13G, the securities are owned of record by clients of Wellington Management and those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. According to the Schedule 13G/A, no such client is known to have such right or power with respect to more than five percent of this class of securities other than Wellington Trust, which is disclosed in the Note below.

(6)           C/o Wellington Management Company, LLP, 280 Congress Street , Boston, MA 02210. Information taken solely from the Schedule 13G/A filed with the SEC on February 14, 2012 reflecting ownership of our common stock as of December 31, 2011. The filing reflects that Wellington Trust Company, NA, in its capacity as investment adviser, may be deemed to beneficially own 819,358 of our shares which are held of record by clients of Wellington Trust. According to the Schedule 13G, the securities are owned of record by clients of Wellington Trust and those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. According to the Schedule 13G/A, no such client is known to have such right or power with respect to more than five percent of this class of securities.

Securities Authorized for Issuance under Equity Compensation Plans

The Company maintains the 2009 Equity Incentive Plan approved by its shareholders that authorizes awards representing up to 5,000,000 shares of common stock.  As of the date hereof, we have issued 470,125 options pursuant to the Plan.

Equity Compensation Plan Information as of December 31, 2011

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights Weighted	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	260,125	$4.05	4,739,875
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	260,125	$4.05	4,739,875

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

Except as disclosed below, from its inception to December 31, 2011, the Company has not been a participant in any transaction that is reportable under Item 404(d) of Regulation S-K.  The Company knows of no proposed transaction in which it will be a participant that would be reportable under Item 404(d) of Regulation S-K.

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

As previously reported, on September 19, 2011, Jewett, Schwartz, Wolfe & Associates ("JSW") advised the Audit Committee that it was discontinuing its public company services and resigned as the Company's independent registered public accounting firm ("independent auditor"). The Audit Committee engaged Daszkal Bolton LLP (“DB”) as the Company’s independent auditor for the fiscal year ending December 31, 2011. The following table sets forth the aggregate fees billed by JSW for their audit of the 2010 fiscal year and the aggregate fees billed by Daszkal for their audit of the 2011 fiscal year:

	2011	2010

Audit Fee	$150,000	$122,774
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by DB AND JSW for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. There were no such fees in fiscal 2011 and 2010.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories. There were no such fees in fiscal 2011 and 2010.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Title

2.1	Share Exchange Agreement by and among the Company, Goodwill Rich International Limited and shareholders of Goodwill, dated as of August 21, 2009(1)

2.2	Shandong Xinfa Fishery Group Co., Ltd. Equity Replacement Agreement(1)

2.3	Rongcheng Xinfa Share Transfer Agreement(1)

3.1(i)	Certificate of Incorporation(1)

3.1.1(i)	Amendment to the Certificate of Incorporation(1)

3.1(ii)	By-Laws(1)

4.1	Form of Common Stock Certificate(1)

10.1	Exclusive Consulting Services Agreement by and between Dalian Fusheng Consulting Co., Ltd. and Dalian Xingyuan Marine Bunker Co. Ltd., dated March 26, 2009(1)

10.2	Operating Agreement by and among Dalian Fusheng Consulting Co., Ltd., Dalian Xingyuan Marine Bunker Co. Ltd and the stockholders of Xingyuan, dated March 26, 2009(1)

10.3	Equity Pledge Agreement by and among Dalian Fusheng Consulting Co., Ltd., the Dalian Xingyuan Marine Bunker Co. Ltd and stockholders, dated March 26, 2009(1)

10.4	Purchase Option Agreement by and among Dalian Xingyuan Marine Bunker Co. Ltd, the Xingyuan Stockholders and Dalian Fusheng Consulting Co., Ltd., dated March 26, 2009(1)

10.5	Proxy and Voting Agreement by and between Dalian Fusheng Consulting Co., Ltd., Dalian Xingyuan Marine Bunker Co. Ltd, and Dalian Dongfangzheng Industrial Co., Ltd, dated March 26, 2009(1)

10.6	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Jing, dated March 26, 2009(1)

10.7	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Yu dated March 26, 2009(1)

10.8	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Xin, dated March 26, 2009(1)

10.9	Agreement by and among Oriental Excel Enterprises Limited, Mrs. Lai WaiChi, a citizen of Hong Kong, Mr. An Fengbin, a PRC citizen, dated March 26, 2009(1)

10.10	Employment Agreement with An Fengbin(1)*

10.11	2009 Equity Incentive Plan(1)*

10.12	Loan Agreement with Shenzhen Development Bank Co, Ltd.(1)

10.13	Contract for Purchase and Sale with Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd.(1)

10.14	Contract for Purchase and Sale with Qingdao Anbang Refining and Chemical Co., Ltd.(1)

10.15	Contract for Purchase and Sale with PetroChina Dalian Petrochemical Company.(1)

10.16	Sales Contract for Furfural Extract Oil with PetroChina Dalian Petrochemical Company.(1)

10.17	Sales Contract for Rubber Filling Oil and Extract Oil with PetroChina Dalian Petrochemical Company.(1)

10.18	Supplemental Agreement dated as of August 30, 2009.(1)

10.19	Authorization Agreement.(1)

10.20	Authorization letter amendment.(1)

10.21	Amendment No. 1 to the Authorization Agreement.(1)

14.1	Code of Ethics and Conduct.(1)

21.1	List of Subsidiaries**

23.1	Consent of the Independent Registered Public Accounting Firm **

23.2	Lack of Consent by the Company’s predecessor auditing firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.**

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

Date:  April 16, 2012

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ An Fengbin	President, Chief Executive Officer, Director	April 16, 2012
An Fengbin	(Principal Executive Officer)

/s/ Wang Haipeng	Chief Financial Officer	April 16, 2012
Wang Haipeng	(Principal Financial Officer)

/s/ Wen Jiang	Director	April 16, 2012
Wen Jiang

/s/ Yudong Hou	Director	April 16, 2012
Yudong Hou

/s/ Francis N.S. Leong	Director	April 16, 2012
Francis N.S. Leong

/s/ Wen Tong	Director	April 16, 2012
Wen Tong

Signed originals of this written statement have been provided to Andatee China Marine Fuel Services Corporation and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request .

