Form 10-Q
period 2012-03-31
Andatee China Marine Fuel Services Corp
filed 2012-05-18
CIK 1469606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-34608

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0445030
(State or Other Jurisdiction of	(IRS Employer)
Incorporation or Organization)	Identification No.)

No. 1518 A-Building 504, Minsheng Road, Shanghai City

People’s Republic of China

011 (8621) 50152590

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2012, the Company had 9,518,967 shares of common stock outstanding.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,140,569	$3,493,015
Restricted cash	26,768,068	22,507,738
Accounts receivable, net	17,212,011	19,822,345
Notes receivable	1,633,279	1,319,779
Inventories	22,048,158	16,730,307
Advances to suppliers	14,817,490	16,272,434
Deposits	1,982,001	1,969,544
Prepaid expenses and other current assets	4,379,040	3,424,991
Total current assets	90,980,616	85,540,153
Property, plant and equipment, net	41,796,960	42,016,328
Construction-in-progress	12,278,591	12,145,273
Intangible assets, net	7,607,155	7,636,462
Goodwill	1,208,510	1,200,915
Total assets	$153,871,832	$148,539,131

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$22,162,067	$18,566,838
Advances from customers	5,871,633	13,285,980
Short-term bank loan	6,767,119	4,242,148
Bank notes payable	52,492,608	45,092,463
Loan payable	1,581,103	1,571,166
Advances from related party	2,045,820	2,032,963
Taxes payable	2,817,727	4,237,465
Other liabilities	1,062,640	906,804
Total current liabilities	94,800,717	89,935,827
Total liabilities	94,800,717	89,935,827

Commitments and contingencies

Equity
Stockholder’s equity of the Company
Common stock, $0.001 par value; 5,000,000 shares authorized; 9,610,159 shares issued and 9,518,967 outstanding at March 31, 2012 and December 31, 2011	9,610	9,610
Treasury stock, at cost; 91,192 shares	(497,693)	(497,693)
Additional paid-in capital.	29,888,556	29,888,556
Accumulated other comprehensive income	4,160,035	3,850,092
Retained earnings	21,449,705	21,291,837
Total shareholders' equity of the Company	55,010,213	54,542,402
Noncontrolling interest	4,060,902	4,060,902
Total shareholders' equity	59,071,115	58,603,304
Total liabilities and shareholders' equity	$153,871,832	$148,539,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$39,210,144	$44,257,560
Cost of revenues	36,131,759	39,015,819
Gross profit	3,078,385	5,241,741
Operating expenses
Selling expenses	546,944	919,255
General and administrative expenses	1,147,294	751,165
Total operating expenses	1,694,238	1,670,420
Income from operations	1,384,147	3,571,321
Other income (expense)
Interest income	100,253	41,980
Interest expense	(1,712,108)	(509,548)
Other income (expense)	300,898	(1,368)
Total other income (expense)	(1,310,957)	(468,936)
Net income before tax provision	73,190	3,102,385
Tax provision	1,900	793,435
Net income	71,290	2,308,950
Net income (loss) attributable to the noncontrolling interest	(86,578)	15,320
Net income attributable to the Company	$157,868	$2,293,630

Basic and diluted weighted average shares outstanding	9,779,092	9,822,284
Basic and diluted net earnings per share	$0.02	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net income	$71,290	$2,308,950
Less: Net income (loss) attributable to the noncontrolling interest	(86,578)	15,320
Net income attributable to the Company	$157,868	$2,293,630

Other comprehensive income, net of tax
Foreign currency translation adjustment	$309,943	$408,091
Other comprehensive income, net of tax	309,943	408,091
Less: Other comprehensive income attributable to the noncontrolling interest	-	-
Other comprehensive income attributable to the Company	$309,943	$408,091

Comprehensive income, net of tax	381,233	2,717,041
Less: Comprehensive income attributable to the noncontrolling interest	(86,578)	15,320
Comprehensive income	$467,811	$2,701,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income attributable to the Company	$157,868	$2,293,630
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	(86,578)	15,320
Depreciation	469,322	265,883
Amortization	77,643	17,175
Changes in operating assets and liabilities:
Accounts and customer notes receivable	2,296,834	406,729
Inventories	(5,317,851)	2,126,692
Advances to suppliers	1,454,944	5,807,780
Prepaid expense and other current assets	(953,513)	2,472,050
Accounts payable and accrued liabilities	3,595,229	(1,121,450)
Advances from customers	(7,414,347)	(5,230,471)
Taxes payable	(1,419,738)	(5,328,478)
Other liabilities	155,836	(157,429)
Net cash (used in) provided by operating activities	(6,984,351)	1,567,431

Cash flows from investing activities
Net additions to constuction-in-progress and property and equipment	-	(2,106,119)
Refunds toward purchase of land use right	-	726,722
Net cash used in investing activities	-	(1,379,397)
Cash flows from financing activities
Proceeds from short term loans	4,724,603	797,936
Repayment of short term loans	(2,199,632)	-
Proceeds from bank notes	7,400,145	23,370,493
Payments to escrow account for collateral/repayment of bank notes	(4,260,330)	(27,514,769)
Net cash provided by (used in) financing activities	5,664,786	(3,346,340)
Effect of exchange rate on cash	(32,881)	378,192
Net decrease in cash and cash equivalents	(1,352,446)	(2,780,114)
Cash and cash equivalents, beginning of period	$3,493,015	$10,813,103
Cash and cash equivalents, end of period	$2,140,569	$8,032,989
Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,709,696	$509,548
Income taxes	$492,743	$2,963,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Interim Period Presentation

The condensed, consolidated financial statements and related notes are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

As of March 31, 2012, all of the Company’s cash was on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

For the three months ended March 31, 2012, two customers accounted for 21.31% and 11.91% of the Company’s total revenues, respectively. There were two customers accounted for 10.5% and 10.2% of the total revenues for the same period ended March 31, 2011.

For the three months ended March 31, 2012, 10.55% and 9.27% of the Company’s raw materials came from two suppliers. The advance payments to these two suppliers at March 31, 2012 were $2,501,360 and $0, respectively. The total balance of advances to suppliers at December 31, 2011 was $14,817,490, which was non-interest bearing and unsecured.

For the three months ended March 31, 2011, 32.9% and 10.2% of the Company’s raw materials came from two suppliers. The advance payments to these two suppliers at March 31, 2011 were $49,349 and $707,045, respectively. The total balance of advances to suppliers at March 31, 2011 was $14,396,859, which was non-interest bearing and unsecured.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360 (originally Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), certain assets such as property, plant, and equipment, and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets during the years ended December 31, 2011 and the three months period ended March 31, 2012.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in business acquisitions. The Company performs its impairment test annually. The Company determined that there was no impairment of goodwill during the years ended December 31, 2011 and the three months period ended March 31, 2012.

Intangible Assets

Intangible assets consist mainly of land use rights and software. Intangible assets are amortized using straight-line method over the life of the rights and assets.

The details of land use rights are as follows:

Location	Land Size	Amount	Term
	(square meters)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$453,935	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$2,376,398	July 16, 2008 – May 15, 2058
Mashan Village, Chengshan Town, Shandong Province	3,659.57	$605,082	Government assignment
Linzi borough, Linzi City, Shandong Province	15,130.70	$118,045	Government assignment
Pingwang Town Suzhou City, Jiangsu Province	9,624.30	$569,197	September1, 2011 – January 30, 2055
Total Land Use Rights		$4,122,656

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

In the normal course of business, the Company may be subject to challenges from taxing authorities regarding the amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions. Management determines whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2011 and March 31, 2012, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

As of December 31, 2011 and March 31, 2012, the Company made plan contributions in the amount of $55,911 and $24,341, respectively.

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

Reclassifications

Certain reclassifications have been made in the 2011 financial statements to conform to the 2012 presentation.

Adoption of Recent Accounting Pronouncements

On January 1, 2012, the Company adopted the new accounting standard that modifies the options for presentation of other comprehensive income. The new accounting standard requires the presentation of comprehensive income either in a single continuous statement or two separate but consecutive statements. We elected to present comprehensive income in two continuous statements.

On January 1, 2012, the Company also adopted the amendments to existing standards for testing for goodwill impairment and for fair value measurement and disclosure.

3. Accounts Receivable

The Company’s accounts receivable is summarized as follows:

	March 31, 2012	December 31, 2011

Trade accounts receivable	$17,550,760	$20,161,094
Allowances for doubtful accounts	(338,749)	(338,749)
Accounts receivables, net	$17,212,011	$19,822,345

4. Notes Receivable

On March 31, 2011, Fusheng entered into a loan agreement with a third party. In connection with the agreement, Fusheng provided a loan in the amount of RMB 8.4 million (US $1,319,779). Interest on the loan accrues at 6% per annum, and is convertible into equity of the third party debtor upon the occurrence of certain operating metrics.

5. Inventories

The Company’s inventory consists of marine fuel in the amount of $22,048,158 and 16,730,307 at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, fuel inventory in the amount of $13,370,284 and $6,827,491, respectively, has been pledged as collateral for certain Bankers Acceptance Notes.

6. Advance to Suppliers

The Company makes advance payments for the purchase of fuel inventories. Such advance payments were $14,817,490 and $16,272,434 at March 31, 2012 and December 31, 2011, respectively.

7. Property Plant and Equipment

The Company’s Property Plant and Equipment are summarized as follows:

	March 31, 2012	December 31, 2011

Property and buildings	$33,368,601	$33,190,784
Laboratory equipment	514,544	511,310
Boiler equipment	445,602	442,802
Machinery Equipment	9,175,727	9,118,061
Marine bunkers	212,835	211,497
Transportation vehicles	967,035	960,958
Office equipment	46,846	46,552
Electronic equipment	48,679	48,373
Leasehold improvement	66,673	66,254
Total	44,846,543	44,596,590
Less: Accumulated depreciation	(3,049,584)	(2,580,262)
Net Value	$41,796,960	$42,016,328

Depreciation expense was $469,322 and $265,883 for the three months ended March 31, 2012 and 2011, respectively.

Property and equipment with a net book value of $13,590,197 and $13,661,524 has been pledged as collateral for loans at March 31, 2012 and December 31, 2011, respectively.

8. Construction-in-Progress

The construction projects in progress at March 31, 2012 and December 31, 2011 are to build facilities to expand production capacity in Tianjin, Donggang, Panjin, Dongying and Nanlian. Construction costs mainly represent construction expenditures and equipment costs.

The Company’s construction-in-progress is summarized as follows:

	March 31, 2012	December 31, 2011

Berth and berth improvements	$115,095	$114,372
Oil blending and storage tanks	12,163,497	12,030,901
Total	$12,278,592	$12,145,273

9. Intangible Assets

The Company’s Intangible Assets are summarized as follows:

	March 31, 2012	December 31, 2011

Land use rights	$4,122,656	$4,096,747
Leasehold right	2,664,158	2,647,415
Licenses and permits	1,106,772	1,099,816
Software	20,554	20,425
Total	7,914,140	7,864,403
Less: accumulated amortization	(307,025)	(227,941)
Intangible assets, net	$7,607,115	$7,636,462

The Company calculates amortization using the straight-line method with estimated useful life as follows:

Items	Useful Life
Land use rights	50 years
Leasehold right	20 years
Licenses and permits	Contract Terms
Software	5 years

Land use rights with a net book value of $2,755,322 and $2,968,815 were pledged as collateral for certain loans at March 31, 2012 and December 31, 2011.

Amortization expenses for the three months ended March 31, 2012 and 2011 were $77,643 and $17,175, respectively.

The estimated aggregate amortization expense for intangible assets for the five succeeding year is $496,506 for years 2012 to 2016.

10. Restricted Cash

The Company is required to maintain escrow deposit amounts ranging between 30% and 50% of the total bank acceptance note amounts as a guarantee. Upon the maturity of the bank acceptance notes, the Company is required to deposit the remainder to the escrow account in settlement. See note 14.

11. Related Party Transactions

During 2011, an entity controlled by a majority shareholder (Mr. An Fengbin) provided advances to the Company in the amount of $2,045,820. The funds were used for working capital purposes. Repayments of the advanced amounts are due upon demand, without interest.

On November 23, 2011, the Company received notice from Mr. An Fengbin of his intention to launch a tender offer to acquire all of the outstanding shares of the Company that he does not already own at a price of $4.21 per share in cash, subject to financing, due diligence and other conditions.

12. Short Term Loans

The Company has short-term loans payable to financial institutions as follows:

	Interest Rate (Per Annum)	Mar 31, 2012	Dec 31, 2011	Terms
Baotou Commerce Bank	6.56%	2,055,433	2,042,516	August 19, 2011-August 19, 2012
Huaxia Bank	6.56%	-	2,199,632	February 28, 2011-February 2, 2012
Huaxia Bank	7.87%	1,422,992	-	August 20, 2011-August 20, 2012
Huaxia Bank	8.20%	1,739,213	-	February 9, 2012-February 7, 2013
Huaxia Bank	7.32%	1,549,481	-	February 8, 2012-August 8, 2012
Total		$6,767,119	$4,242,148

The loans are secured by certain properties, land use rights and inventories of the Company.

13. Loan Payable

In May 2011, the Company received short term loans of RMB 10 million ($1,571,166) from Beijing Biyun Lantian Energy Development Co. The loans mature nine months from date of issuance, and accrue interest monthly at a rate of 1.0%. In March 2012, the loans were renewed for a term of nine months, and are due on December 31, 2012.

14. Bank Notes Payable

The Company has credit facilities with Shenzhen Development Bank (“SD Bank”) and Huaxia Bank ("HX Bank") that provide for working capital in the form of the following bank acceptance notes.

Beneficiary	Endorser	Origination Date	Maturity Date	Amount

Dalian Xingyuan Marine Bunker Co.	SD Bank	11-23-2011	05-21-2012	$3,478,426
Dalian Xingyuan Marine Bunker Co.	SD Bank	12-01-2011	06-01-2012	948,662
Dalian Xingyuan Marine Bunker Co.	SD Bank	11-29-2011	05-25-2012	7,905,513
Dalian Xingyuan Marine Bunker Co.	SD Bank	03-12-2012	09-12-2012	7,273,072
Dalian Xingyuan Marine Bunker Co.	SD Bank	10-14-2011	04-11-2012	7,541,597
Dalian Xingyuan Marine Bunker Co.	HX Bank	12-19-2011	06-18-2012	8,696,065
Dalian Xingyuan Marine Bunker Co.	HX Bank	02-09-2012	08-08-2012	7,114,962
Dalian Fusheng PetroChemical	SD Bank	03-14-2012	09-14-2012	4,743,308
Dalian Fusheng PetroChemical	SD Bank	03-15-2012	09-15-2012	4,743,308
Total				$52,492,608

Borrowings under these credit facilities are made on a when-and-as-needed basis at the Company’s discretion. The Company has pledged ten thousand tons of marine fuel as collateral against credit default. In addition, the Company is required to hold Restricted Cash with SD Bank and HX Bank as additional collateral against these bank acceptance notes. See note 10.

15. Commitment and Contingencies

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

 16. Subsequent Events

During April 2012, the Company received a series of bank notes from Shenzhen Development Bank in the aggregate amount of RMB 48 million (US $7.59 million). The bank notes bear interest at an annual rate of 7% and mature six months from issuance.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Andatee China Marine Fuel Services Corporation that is based on management’s exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report , as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

•               the term “Andatee” refers to Andatee China Marine Fuel Services Corporation, the parent company;

•               the term Goodwill’’ refers to Goodwill Rich International Limited, a subsidiary of Andatee, which for financial reporting purposes is the predecessor to Andatee; and

•               “China” and “PRC” refer to the People’s Republic of China, and for the purpose of this Quarterly Report only, excluding Taiwan, Hong Kong and Macau.

 Critical Accounting Policies

We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We periodically evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

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

Accounts Receivables

During the normal course of business, we extend to some of our customers interest-free unsecured credit for an initial term of 30 - 60 days, depending on a customer’s credit history, as well as local market practices. Our accounts receivable turnover in days for the three months ended March 31, 2012 and 2011 were 8.6 and 9.9 days, respectively.

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

Determination of Functional Currencies

Our reporting currency is the U.S. dollar. The functional currency of Andatee and Goodwill are the U.S. dollar. The functional currency of our PRC subsidiary, VIE and subsidiaries in China is the RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in the determination of the functional currency which is made by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of our subsidiary and VIE entities in China are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the current exchange rate in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of March 31, 2012 and 2011 was a gain of $309,943 and $408, 091 respectively.

Business and Operations Overview

Andatee China Marine Fuel Services Corporation is a Delaware corporation.  Our executive offices are located in the City of Shanghai, a key international shipping hub and logistics center in China. Our main offices are located at No. 1518 A-Building 504, Minsheng Road, Shanghai City, China.

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

Currently, we sell approximately 56.6% of our products through distributors and approximately 43.4% to retail customers. Our products are substitutes for diesel used throughout east coast of China fishing industry by small to medium sized cargo vessels. Our core facilities include storage tanks, berths (the space allotted to a vessel at the wharf), marine fuel pumps, blending facilities and tankers. Our sales network covers major depots along the towns of Dandong, Shidao, Tianjin, Wujiang, and Shipu along the east coast of China.

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

As discussed in detail under Part II, Item 1. Legal Proceedings of this Report, during the period of November-December 2011, the Company and certain of its officers and directors have been named as defendants in several shareholder lawsuits filed in the Court of Chancery of the State of Delaware in connection with the Proposed Transaction. These litigation matters are in the early stages of their respective proceedings and the Company is yet to respond to the complaints.

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

In July 2011, we commenced the constructions of new blending facilities in Xinfa in Rongcheng City, Shandong province, which is designed to improve our production capabilities in blending with 20,000 cm tanks on site. The capital expenditure is estimated to be RMB 25 million (US$ 3.97 million),

In January 2011, we commenced the construction of the facilities in Tianjin City, which is expected to be completed in June 2012. This facility will provide additional tank capacities in a region close to the areas where our current major suppliers operate. The cost for construction is estimated to be approximately RMB 4.2 million (US$ 0.67 million).

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

The acquisitions are consistent with Andatee’s strategy of rapidly expanding its geographic base and increasing market share along China’s rivers and coastal line.

Operational Initiatives in 2012

In 2012, we undertook the following steps designed to reduce the overall production and transportation costs:

•	Built and/or acquired other distributing facilities to increase our profit margin and sales, enhance our brand and minimize the adverse impact of oil price volatility

•	Established regional purchase center to timely collect all information for sales and purchase analysis, to process order making and logistics planning. This allows us to negotiate favorable pricing and volume discounts and maintain an appropriate sale levels

•	Worked closely with the managements of the acquired companies to obtain an in-depth knowledge of local markets and developed a list of suppliers to reduce the purchase cost of certain raw materials.

•	Relocated our production and storage centers closer to our end users, which provide us more opportunity to develop an efficient and flexible manufacturing and operational infrastructure and enjoy savings on transportation costs.

In 2012, our overall strategy is to (i) increase our share of retail sales, since such sales have shown to be less price-sensitive than sales to distributors, (ii) acquire our own retail facilities, to reduce the risk of opportunistic negotiations from our retail customers during periods of volatile oil prices, (iii) build retail points in strategic locations (often close to other, recently acquired locations) to capture a majority of active local markets and (iv) add more products to our current product line to further satisfy customers’ diversifying demands .

We believe that maintaining our retail sales and distribution channels will lead to stable gross margins which can help offset the pressure imposed on our profit margin by crude oil price downturn. We believe that higher retail sales and closer ties with our customers as well as wider distribution network are at the core of our strength and business viability going forward.

We intend to (i) operate more facilities located closer to end markets, through business acquisitions, partner cooperation, building local platform for our products and added-value services, which would enhance the brand awareness of the “Xingyuan” brand and (ii) expand our product line and upgrade our production facilities to explore the markets opportunities and increase our share in retail market.

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

 Results of Operations-Comparison of the three months ended March 31, 2012 and 2011

Revenue

Our revenue decreased by approximately US$5.1 million, or 11.4%, from approximately US$44.3 million for the three months ended March 31, 2011 to approximately US$39.2 million for the same period in 2012. The decrease in our revenues primarily was due to the reduced sales volume for fuel oil and petrochemical products.

In the three months ended March 31, 2012, 1# marine fuel represented 2.74% of our sales, 2# marine fuel represented 15.77% of our sales, 3# marine fuel represented 8.58% of our sales, 4# marine fuel represented 58.78% of our sales, 180CST represented 7.32% of our sales and 120CST represented 6.82% of our sales. In the three months ended March 31, 2011, 1# marine fuel represented 12.0% of our sales, 2# marine fuel represented 7.9% of our sales, 3# marine fuel represented 10.8% of our sales, 4# marine fuel represented 53.5% of our sales, 180CST represented 7.1% of our sales and 120CST represented 8.6% of our sales.

Cost of Revenue

Our cost of revenues decreased by approximately US$2.9 million, or 7.39%, from approximately US$39.0 million for the three months ended March 31, 2011 to approximately US$36.1 million for the three months ended March 31, 2012. This decrease reflects reduction in sales during the same period. As a percentage of revenues, the cost of revenues increased to 92.1% for the three months ended March 31, 2012, as compared with 89.0% for the comparable period in 2011.

Gross Profit

Our gross profit decreased by approximately US$2.2 million, or 41.3%, from approximately US$3.1 million in the three months ended March 31, 2011 to approximately $5.2 million in the three months ended March 31, 2012. As a percentage of revenues, gross profit margins decreased to 7.9% in the three months ended March 31, 2012 compared with 11.0% in the same period of 2011. The decrease in our gross profit percentage results primarily from reductions in sales volume to higher margin retail customers (42.5% of sales in the three months ended March 31, 2011, as compared with 43.37% of sales in the same period of 2012) as the result of our efforts to promote the wholesales of 2# and 4# marine fuel. In addition, during the three months period ended March 31, 2012, we absorbed a portion of the increases in raw material costs, resulting in decreased margins, as compared with the three month period ended March 31, 2011.

Selling Expenses

Selling expenses decreased approximately US$0.4 million, or 40.5%, from approximately US$0.92 million for the three months ended March 31, 2011 to approximately US$0.55 million in the comparable period in 2012. This decrease was due in part to a reclassification of transportation expense from "selling costs" to "cost of revenue," and a decrease in sales employee compensation and other expenses for promotion of our products.

General and Administrative Expenses

General and administrative expenses increased approximately US$0.4million, or 52.7%, from approximately US$0.75 million for the three months ended March 31, 2011 to approximately US$1.15 million in the same period of 2012. This increase was in part due to expenses incurred in connection with the relocation of our executive offices from Dalian to Shanghai. The increase also was due in increases in professional services fees and various vendor expenses.

Operating Income

As a result of the factors discussed above, our operating income decreased by approximately US$2.2 million, or 61.2%, from approximately US$3.6 million in the three months ended March 31, 2011 to approximately US$1.4 million in the same period of 2012. As a percentage of revenues, our operating income decreased from 8.0% in the three months ended March 31, 2011 to 3.5% in the same period of 2012.

Interest Expense

Interest expense (net) increased by approximately US$1.1 million, from approximately US$0.5 million for the three months ended March 31, 2011 to approximately US$1.6 million in the same period of 2012 as the result of the higher level of debt financing, increases in benchmark interest rate and tightening in credit policies by PRC government in late 2011. The benchmark interest rate has increased by 0.75% from 5.81% for 2010 to 6.56% in 2011.

Provision for Income Taxes

The provision for income taxes decreased by approximately US$0.8 million, or 99.0%, from approximately US$0.8 million for the three months ended March 31, 2011 to approximately US$1,900 for the same period of 2012. This decrease in the provision for income taxes was primarily attributable to the decrease in our pre-tax income.

Net Income

As a result of the foregoing, net income decreased by approximately US$2.2 million, or 96.9%, from approximately US$2.3 million for the three months ended March 31, 2011 to US$71,290 for the same period of 2012. As a percentage of revenues, our net income decreased from 5.2% for the three months ended March 31, 2011 to 0.2% for the same period of 2012

Liquidity and Capital Resources

As of March 31, 2012, we had cash of approximately US$2.1 million in our bank accounts, and additionally, we have set aside approximately $26.8 million for restricted cash on bankers’ acceptance notes. The decrease in our cash balance as at March 31, 2012 reflects the combined result of cash paid for increases in our inventory levels and advances to vendors. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least next 12 months.

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

Our operating and capital requirements in connection with supporting our expanding operations and introducing our products to the expanded areas have been and will continue to be significant to us. Although we are profitable, our growth strategy, which is initially focused on accretive acquisitions and organically expanding our product into expanded areas, will require substantial additional capital which we may not be able to satisfy solely through cash flows from our operations.

The petrochemical business is a capital intensive business. Our ability to maintain and increase our revenues, net income and cash flows depends upon continued capital spending. Our current business strategy contemplates capital expenditures for 2012 of approximately RMB 200 million (US$31.7 million), which will be provided through financing activities, and use of our own capital.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded operation and broadened distribution channels will be the primary organic source of funding for future operating activities in fiscal 2012. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, we may rely on bank borrowing, if available, as well as capital raises. There is no announce given that such financing will be readily available to us or, if available, by terms favorable to the Company.

The following table sets forth a summary of our cash flows for the periods indicated:

	As of March 31,
	2012	2011
Cash flow data:
Net cash (used in) provided by operating activities	(6,984,351)	1,567,431
Net cash used in investing activities	-	(1,379,397)
Net cash provided by (used in) financing activities	5,664,786	(3,346,340)
Effect of exchange rate on cash	(32,881)	378,192
Net changes in cash	(1,352,446)	(2,780,114)
Cash at beginning of period	3,493,015	10,813,103
Cash at end of period	2,140,569	8,032,989

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 was approximately US$7.0 million, which was primarily as a result of the following factors:

•	net income of approximately US$0.16 million;
•	a decrease in accounts receivable of approximately US$2.6 million as a result of efforts in collection;
•	an increase in inventories of approximately US5.3 million as a result of anticipating the sales volume will increase in the expended distribution network;
•	a decrease in advances to suppliers of approximately $1.5 million;
•	a decrease in advances from customers of approximately US$7.4 million due to unfavorable market condition in the first quarter and reluctance to pay in advance from customers facing high and volatile oil prices;
•	an increase in prepaid expenses of approximately US$0.95 million due to increased prepayment for services and deposits under signed agreements;
•	an increase in accounts payable of approximately US$3.6 million in line with increased purchasing;
•	a decrease in tax payable of approximately US$1.4 million;
•	an increase in other liabilities of approximately US$0.15 million resulting from temporary borrowings from various parties;

Net cash provided by operating activities for the three months ended March 31, 2011 was approximately US$1.6 million, which was primarily as a result of the following factors:

•	net income of approximately US$2.3 million;
•	a decrease in accounts receivable of approximately US$406,729 as a result of decreased revenue in the first quarter;
•	a decrease in inventories of approximately US$2.1 million resulting from cutting back on inventory level on account of the fast increasing cost of raw material and growing volatility of oil price, which requires less inventory to manage the risks followed;
•	a decrease in advances to suppliers of approximately US$5.8 million as a result of reduced purchasing activities;
•	a decrease in prepaid expense of approximately US$2.5 million due to decreased prepayment for services and deposits under signed agreements;
•	a decrease in advance from customers of approximately US$5.2 million due to decreased revenue in the first quarter and reluctance to pay in advance from customers facing high and volatile oil prices;
•	a decrease in accounts payable of approximately US$0.9 million in line with decreased purchasing;
•	a decrease in tax payable of approximately US$5.3million;
•	a decrease in other liabilities of approximately US$0.15 million resulting from repayment of temporary borrowings from various parties;

Investing Activities

Cash was not used in investing activities for the three months ended March 31, 2012.

Financing Activities

Cash provided by financing activities was approximately US$5.7 million for the three months ended March 31, 2012. It consists of bank borrowings of approximately US$7.4 million in short-term bank notes. The cash used to repay the bank notes and payment to escrow account for bank notes was approximately US$4.3 million.

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

Item 4.   Controls and disclosures

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, the Evaluating Officers concluded that our disclosure controls and procedures were not effective as of the period covered. The foregoing conclusion was due to the continued presence of material weaknesses in internal control over financial reporting, as discussed under “Management’s Report on Internal Control Over Financial Reporting” in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”). Management anticipates that such disclosure controls and procedures will not be effective until the material weakness described below is remediated.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As reported in the Annual Report, our management was aware of several material weaknesses in the Company’s internal control over financial reporting, including weaknesses related to (i) control environment, (ii) control activities, (iii) information and communications, and (iv) internal control monitoring. Our Evaluating Officers concluded that those issues persisted at the time of their most recent evaluation.

We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions and the continued integration of these businesses. We have contracted to install new financial systems and that process is currently expected to be completed during 2012. Our management intends to focus its remediation efforts in the near term on installing a new financial system and documenting formal policies and procedures surrounding transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management is also committed to taking further action and implementing enhancements or improvements as resources permit. We recognize, however, that implementation of additional measures may take considerable time.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

            Except as described above, there was no change in our internal control over financial reporting during our first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings

Except as set forth below, the Company is not involved in any legal matters arising out of its operations in the normal course of business, which may be expected, individual or in the aggregate, to have a material effect on the Company. As of the date of this filing, the Company and certain of its officers and directors have been named as defendants in several shareholder lawsuits filed in the Court of Chancery of the State of Delaware in connection with a contemplated “going private” proposal by the Company’s Chief Executive Officer and majority shareholder, An Fengbin (the “Proposed Transaction”). These lawsuits and claims alleged thereunder are as follows:

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

Item 1A.               Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended March 31, 2012. The Company did not repurchase any of its equity securities during the same fiscal period.

Item 3.               Defaults Upon Senior Securities

Not applicable.

Item 4.               Mine Safety Disclosures.

Not applicable.

Item 5.               Other Information

None.

Item 6.               Exhibits

The exhibits listed in the accompanying Exhibit Index are furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Andatee China Marine Fuel Services Corporation

Date: May 18, 2012	By:	/s/ An Fengbin
An Fengbin
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2012	By:	/s/ Wang Haipeng
Wang Haipeng
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

