Form 10-Q
period 2012-06-30
Andatee China Marine Fuel Services Corp
filed 2012-08-17
CIK 1469606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

290 Kangji East Building 22nd Floor, Tianmu West Road

Zhabei District, Shanghai City

People’s Republic of China

011 (8621) 50152581

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2012, the Company had 9,518,967 shares of common stock outstanding.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$17,085,006	$3,493,015
Restricted cash	21,994,715	22,507,738
Accounts receivable, net	12,350,414	19,822,345
Notes receivable	1,587,101	1,319,779
Inventories	41,970,688	16,730,307
Settlement receivable	421,965	-
Advances to suppliers	11,210,402	16,272,434
Deposits	1,329,177	1,969,544
Prepaid expenses and other current assets	3,914,316	3,424,991
Total current assets	111,863,784	85,540,153
Property and equipment, net	41,508,499	42,016,328
Construction-in-progress	12,817,208	12,145,273
Intangible assets, net	7,555,321	7,636,462
Goodwill	1,209,465	1,200,915
Total assets	$174,954,277	$148,539,131

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$21,256,150	$18,566,838
Advances from customers	24,210,261	13,285,980
Short-term bank loan	3,164,707	4,242,148
Bank notes payable	45,413,548	45,092,463
Loan payable	1,582,354	1,571,166
Advances from related party	17,449,960	2,032,963
Taxes payable	980,344	4,237,465
Other liabilities	1,641,669	906,804
Total current liabilities	115,698,993	89,935,827
Total liabilities	115,698,993	89,935,827

Commitments and contingencies

Equity
Shareholder’s equity of the Company
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,610,159 shares issued and 9,518,967 outstanding at June 30, 2012 and December 31, 2011	9,610	9,610
Treasury stock, at cost; 91,192 shares	(497,693)	(497,693)
Additional paid-in capital	29,888,556	29,888,556
Accumulated other comprehensive income	4,126,755	3,850,092
Retained earnings	21,667,154	21,291,837
Total shareholders' equity of the Company	55,194,382	54,542,402
Noncontrolling interest	4,060,902	4,060,902
Total shareholders' equity	59,255,284	58,603,304
Total liabilities and shareholders' equity	$174,954,277	$148,539,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$69,149,363	$63,142,639	$108,359,507	$107,400,199
Cost of revenues	66,400,189	58,964,300	102,531,948	97,980,119
Gross profit	2,749,174	4,178,339	5,827,559	9,420,080
Operating expenses
Selling expenses	409,510	600,692	956,454	1,519,947
General and administrative expenses	1,258,168	986,380	2,405,462	1,737,545
Total operating expenses	1,667,678	1,587,072	3,361,916	3,257,492
Income from operations	1,081,496	2,591,267	2,465,643	6,162,588
Other income (expense)
Interest income	27,505	124,688	127,758	166,668
Interest expense	(928,513)	(921,049)	(2,640,621)	(1,430,597)
Other income (expense)	(11,026)	(6,544)	289,872	(7,912)
Total other income (expense)	(912,034)	(802,905)	(2,222,991)	(1,271,841)
Net income before tax provision	169,462	1,788,362	242,652	4,890,747
Tax provision	35,520	455,847	37,420	1,249,282
Net income	133,942	1,332,515	205,232	3,641,465
Net income (loss) attributable to the noncontrolling interest	(83,507)	(31,163)	(170,085)	(15,843)
Net income attributable to the Company	$217,449	$1,363,678	$375,317	$3,657,308

Basic and diluted weighted average shares outstanding	9,779,092	9,822,284	9,779,092	9,822,284
Basic and diluted net earnings per share	$0.02	$0.14	$0.04	$0.37

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income	$133,942	$1,332,515	$205,232	$3,641,465
Less: Net income (loss) attributable to the noncontrolling interest	(83,507)	(31,163)	(170,085)	(15,843)
Net income attributable to the Company	$217,449	$1,363,678	$375,317	$3,657,308

Other comprehensive income, net of tax
Foreign currency translation adjustment	$(33,280)	$806,459	$276,663	$1,214,550
Other comprehensive income, net of tax	(33,280)	806,459	276,663	1,214,550
Less: Other comprehensive income attributable to the noncontrolling interest	-	-	-	-
Other comprehensive income attributable to the Company	$(33,280)	$806,459	$276,663	$1,214,550

Comprehensive income, net of tax	100,662	2,138,974	481,895	4,856,015
Less: Comprehensive income attributable to the noncontrolling interest	(83,507)	(31,163)	(170,085)	(15,843)
Comprehensive income	$184,169	$2,170,137	$651,980	$4,871,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income attributable to the Company	$375,317	$3,657,308
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	(170,085)	(15,843)
Depreciation	895,546	435,419
Amortization	135,517	34,592
Changes in operating assets and liabilities:
Accounts and customer notes receivable	7,204,609	2,120,201
Inventories	(25,240,381)	666,988
Settlement receivable	(421,965)	-
Advances to suppliers	5,062,032	3,033,795
Prepaid expense and other current assets	(489,325)	724,104
Accounts payable and accrued liabilities	2,689,312	(1,216,219)
Advances from customers	10,924,281	(5,185,165)
Taxes payable	(3,257,121)	(8,814,780)
Other liabilities	734,865	(176,926)
Net cash used in operating activities	(1,557,398)	(4,736,526)

Cash flows from investing activities
Net additions to constuction-in-progress and property and equipment	(675,576)	(6,669,797)
Refunds of deposit	640,367	716,645
Net cash used in investing activities	(35,209)	(5,953,152)
Cash flows from financing activities
Proceeds from short term loans	3,291,295	878,082
Repayment of short term loans	(4,398,943)	-
Proceeds from bank notes	-	24,586,138
Release from (payments to) escrow account for collateral/repayment of bank notes	513,023	(21,531,169)
Proceeds of advances from related party	15,416,997	-
Net cash provided by financing activities	14,822,372	3,933,051
Effect of exchange rate on cash	362,226	1,131,524
Net increase (decrease) in cash and cash equivalents	13,591,991	(5,625,103)
Cash and cash equivalents, beginning of period	$3,493,015	$10,813,103
Cash and cash equivalents, end of period	$17,085,006	$5,188,000
Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,391,738	$1,264,941
Income taxes	$491,902	$4,639,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

All of the transactions among Andatee, Goodwill Rich, Fusheng and Xingyuan were deemed to be transactions between companies under common control, and therefore the bases of the assets and liabilities in each of the companies were not adjusted in any of the transactions.

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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements of Andatee have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules of the Securities and Exchange Commission.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and those variable interest entities in which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Settlement Receivable

Settlement receivable represents the fuel inventory and cash amounts recoverable pursuant to a settlement agreement. See Note 16

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

As of June 30, 2012, all of the Company’s cash was on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

For the six months ended June 30, 2012, two customers accounted for 28.2% and 8.5% of the Company’s total revenues, respectively. There were two customers that accounted for 13% and 11.5% of the total revenues for the same period ended June 30, 2011.

For the six months ended June 30, 2012, 7.23% and 5.9% of the Company’s raw materials came from two suppliers. The advance payments to these two suppliers at June 30, 2012 were $141,627 and $78,182, respectively. The total balance of advances to suppliers at June 30, 2012 was $11,210,402 which was non-interest bearing and unsecured.

For the six months ended June 30, 2011, 32.9% and 10.2% of the Company’s raw materials came from two suppliers. The advance payments to these two suppliers at June 30, 2011 were $39,268 and $917,417, respectively. The total balance of advances to suppliers at June 30, 2011 was $11,363,064, which was non-interest bearing and unsecured.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360 (originally Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), certain assets such as property, plant, and equipment, and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets during the year ended December 31, 2011 and the six month period ended June 30, 2012.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in business acquisitions. The Company performs its impairment test annually. The Company determined that there was no impairment of goodwill during the year ended December 31, 2011 and the six months period ended June 30, 2012.

Intangible Assets

Intangible assets consist mainly of land use rights and software.

Intangible assets are amortized using the straight-line method with the following estimated useful lives:

Items	Useful Life
Land use rights	50 years
Leasehold right	20 years
Licenses and permits	Contract Terms
Software	5 years

The details of land use rights are as follows:

Location	Land Size	Amount	Term
	(square meters)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$453,935	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$2,376,398	July 16, 2008 – May 15, 2058
Mashan Village, Chengshan Town, Shandong Province	3,659.57	$605,082	Government assignment
Linzi borough, Linzi City, Shandong Province	15,130.70	$118,045	Government assignment
Pingwang Town Suzhou City, Jiangsu Province	9,624.30	$569,197	September1, 2011–January 30, 2055
Total Land Use Rights		$4,122,656

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

In the normal course of business, the Company may be subject to challenges from taxing authorities regarding the amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions. Management determines whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2011 and June 30, 2012, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

As of December 31, 2011 and June 30, 2012, the Company made plan contributions in the amount of $55,911 and $47,516, respectively.

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

3. Accounts Receivable

The Company’s accounts receivable is summarized as follows:

	June 30, 2012	December 31, 2011

Trade accounts receivable	$12,689,163	$20,161,094
Allowances for doubtful accounts	(338,749)	(338,749)
Accounts receivables, net	$12,350,414	$19,822,345

4. Notes Receivable

On March 31, 2011, Fusheng entered into a loan agreement with a third party. In connection with the agreement, Fusheng provided a loan in the amount of RMB 8.4 million (US $1,319,779). Interest on the loan accrues at 6% per annum, and is convertible into equity of the third party debtor upon the occurrence of certain operating metrics.

5. Inventories

The Company’s inventory consists of marine fuel in the amount of $41,970,688 and $16,730,307 at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, fuel inventory in the amount of $19,500,690 and $6,827,491, respectively, has been pledged as collateral for certain Bankers Acceptance Notes.

6. Advance to Suppliers

The Company makes advance payments for the purchase of fuel inventories. Such advance payments were $11,210,402 and $16,272,434 at June 30, 2012 and December 31, 2011, respectively.

7. Property and Equipment

The Company’s Property Plant and Equipment are summarized as follows:

	June 30, 2012	December 31, 2011

Property and buildings	$33,517,244	$33,190,784
Laboratory equipment	514,951	511,310
Boiler equipment	445,955	442,802
Machinery Equipment	9,182,987	9,118,061
Marine bunkers	213,003	211,497
Transportation vehicles	967,801	960,958
Office equipment	46,883	46,552
Electronic equipment	48,717	48,373
Leasehold improvement	66,726	66,254
Total	45,004,267	44,596,590
Less: Accumulated depreciation	(3,495,768)	(2,580,262)
Property and equipment, net	$41,508,499	$42,016,328

Depreciation expense was $895,546 and $435,419 for the six months ended June 30, 2012 and 2011, respectively.

Property and equipment with a net book value of $13,600,949 and $13,661,524 has been pledged as collateral for loans at June 30, 2012 and December 31, 2011, respectively.

8. Construction-in-Progress

The construction projects in progress at June 30, 2012 and December 31, 2011 are to build facilities to expand production capacity in Tianjin, Donggang, Rongcheng and Wujiang area. Construction costs mainly represent construction expenditures and equipment costs.

The Company’s construction-in-progress is summarized as follows:

	June 30, 2012	December 31, 2011

Berth and berth improvements	$115,095	$114,372
Oil blending and storage tanks	12,702,113	12,030,901
Total	$12,817,208	$12,145,273

9. Intangible Assets

The Company’s Intangible Assets are summarized as follows:

	June 30, 2012	December 31, 2011

Land use rights	$4,125,918	$4,096,747
Leasehold right	2,666,266	2,647,415
Licenses and permits	1,106,912	1,099,816
Software	20,570	20,425
Total	7,919,666	7,864,403
Less: accumulated amortization	(364,345)	(227,941)
Intangible assets, net	$7,555,321	$7,636,462

Land use rights with a net book value of $2,755,322 and $2,968,815 were pledged as collateral for certain loans at June 30, 2012 and December 31, 2011.

Amortization expenses for the six months ended June 30, 2012 and 2011 were $135,517 and $34,592, respectively.

The estimated aggregate amortization expense for intangible assets for each of the five succeeding year is $1,364,040 for years 2012 to 2016.

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

During 2012, an investor group related to Mr. An Fengbin provided advances to the Company in the aggregate amount of 97 million RMB (US$15,416,997). The funds were used for working capital purposes. Repayments of the advanced amounts are due upon demand, without interest, after August 31, 2012. The investor group has the right to acquire a non-controlling equity interest in Fusheng Petrochemicals Co., Ltd, upon the occurrence of certain events.

12. Short Term Loans

The Company has short-term loans payable to financial institutions as follows:

	Interest Rate (Per Annum)	June 30, 2012	Dec 31, 2011	Terms
Baotou Commerce Bank	6.56%	-	2,042,516	August 19, 2011-August 19, 2012
Huaxia Bank	7.87%	1,424,118	2,199,632	August 20, 2011-August 20, 2012
Huaxia Bank	8.20%	1,740,589	-	February 9, 2012-February 7, 2013
Total		$3,164,707	$4,242,148

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

Beneficiary	Endorser	Origination Date	Maturity Date	Amount
Xingyuan Marine Bunker Co.	SD Bank	04-06-2012	10-06-2012	$6,329,414
Xingyuan Marine Bunker Co.	SD Bank	04-09-2012	10-09-2012	2,848,236
Xingyuan Marine Bunker Co.	SD Bank	05-24-2012	11-22-2012	6,329,414
Xingyuan Marine Bunker Co.	SD Bank	05-28-2012	11-26-2012	1,582,354
Xingyuan Marine Bunker Co.	SD Bank	05-31-2012	11-22-2012	949,412
Xingyuan Marine Bunker Co.	HX Bank	02-09-2012	08-08-2012	7,120,591
Fusheng PetroChemical Co.	SD Bank	03-12-2012	09-12-2012	7,278,827
Fusheng PetroChemical Co.	SD Bank	03-14-2012	09-14-2012	4,747,061
Fusheng PetroChemical Co.	SD Bank	03-15-2012	09-15-2012	4,747,061
Fusheng PetroChemical Co.	SD Bank	05-21-2012	11-17-2012	3,481,178
Total				$45,413,548

Borrowings under these credit facilities are made on a when-and-as-needed basis at the Company’s discretion. The Company has pledged twenty thousand tons of marine fuel as collateral against credit default. In addition, the Company is required to hold Restricted Cash with SD Bank and HX Bank as additional collateral against these bank acceptance notes. See note 10.

15. Commitment and Contingencies

Lease Obligations

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

The Company’s commitment for minimum lease payments under these operating leases for the next five years and thereafter is as follows:

For the remainder of 2012	267,098
For the year 2013	534,196
For the year 2014	534,196
For the year 2015	345,657
For the year 2016	157,117
Thereafter	-
Total	$1,838,263

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

The foregoing lawsuits are in the early stages of their respective proceedings. The Company anticipates that actions similar to the above-mentioned actions may be filed in the future.

The Individual Defendants are contesting each of the lawsuits vigorously, however are not in a position to predict the outcome or impact of the lawsuits.

16. Subsequent Events

Subsequent to June 30, 2012, the Company received a series of bank notes from Shenzhen Development Bank in the aggregate amount of RMB 106 million (US $16.77 million). The bank notes bear interest at an annual rate of 7% and mature six months from issuance.

Subsequent to June 30, the Company received a series of bank notes from Huaxia Bank in the aggregate amount of RMB 45 million (US $7.12 million). The bank notes bear interest at an annual rate of 7% and mature six months from issuance.

In late June 2012, the Company became aware of misappropriations of Company assets by an employee during June and July 2012. Specifically, the Company became aware of four instances of misappropriation from several Company managed locations close to Shanghai, which aggregate to approximately 709 tons of fuel with a cost of approximately RMB 3,743,000 (approximately USD$592,000) and cash in the amount of RMB 469,000 (approximately USD$74,000). Following this discovery, management has been working with the local law enforcement authorities to recover the misappropriated fuel inventory and cash. The employee’s position at the Company has been terminated and he no longer holds any positions at the Company or its subsidiaries. The Company has been reviewing its internal controls and procedures to ensure, to the extent possible, that no such event can occur again in the future.

On August 13, 2012, the Company entered into a settlement agreement with the former employee, in which the Company is to recover the misappropriated fuel and cash during the third quarter of 2012. The Company has recorded a $421,965 receivable for the loss amount at June 30, 2012 that it expects to recover pursuant to the terms of the settlement agreement. However, there is no assurance that the former employee will have the ability to return or replace the misappropriated assets under the settlement agreement, or if recovery will occur within the timeframe or on the terms agreed upon.

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

Accounts Receivables

During the normal course of business, we extend to some of our customers interest-free unsecured credit for an initial term of 30 - 60 days, depending on a customer’s credit history, as well as local market practices. Our accounts receivable turnover in days for the six months ended June 30, 2012 and 2011 were 13.19 and 8.6 days, respectively.

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

Determination of Functional Currencies

Our reporting currency is the U.S. dollar. The functional currency of Andatee and Goodwill are the U.S. dollar. The functional currency of our PRC subsidiary, our VIE and its subsidiaries in China is the RMB. An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally, that is the currency of the environment in which it primarily generates and expends cash. Management’s judgment is essential in the determination of the functional currency which is made by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. Assets and liabilities of our subsidiary and VIE entities in China are translated into U.S. dollars, our reporting currency, at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at the current exchange rate in effect during the reporting period. Foreign currency translation adjustments are not included in determining net income for the period but are accumulated in a separate component of consolidated equity on the balance sheet. The accumulated foreign currency translation adjustment as of June 30, 2012 and 2011 was a gain of $276,663 and $1,214,550 respectively.

Proposed Tender Offer and Subsequent Litigation Matters

On November 23, 2011, the Company announced that it had received notice from An Fengbin, Andatee’s majority shareholder and Chief Executive Officer, of his intention to launch a tender offer to acquire all of the outstanding shares of Andatee that he or his affiliates did not own at the time. Specifically, An Fengbin proposed to negotiate the acquisition of all such outstanding shares at a price of $4.21 per share in cash, subject to financing, the completion of due diligence, the negotiation of a definitive merger agreement with Andatee, and other customary conditions (the “Proposed Transaction”). The Company also announced the establishment of the Special Committee of the Board of Directors of the Company, consisting solely of independent directors, Francis N.S. Leong and Wen Jiang, to consider the terms of the Proposed Transaction. The Special Committee has retained Morris James LLP as its legal counsel. In addition, on March 21, 2012, the Special Committee also announced the engagement of Duff & Phelps, LLC as its independent financial advisor to assist the Special Committee in evaluating the foregoing proposal from Mr. An. As of the date of this filing, the proposed offer for the outstanding shares of Andatee has not yet commenced. No assurance can be given that this proposed offer will ever be commenced under these or any other terms.

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

Inventory and Cash Misappropriation

In late June 2012, the Company became aware of misappropriations of Company assets by an employee during June and July 2012. Specifically, the Company became aware of four instances of misappropriation from several Company managed locations close to Shanghai, which aggregate to approximately 709 tons of fuel with a cost of approximately RMB 3,743,000 (approximately USD$592,000) and cash in the amount of RMB 469,000 (approximately USD$74,000). Following this discovery, management has been working with the local law enforcement authorities to recover the misappropriated fuel inventory and cash. The employee’s position at the Company has been terminated and he no longer holds any positions at the Company or its subsidiaries. The Company has been reviewing its internal controls and procedures to ensure, to the extent possible, that no such event can occur again in the future. On August 13, 2012, the Company entered into a settlement agreement with the former employee, in which the Company is to recover the misappropriated fuel and cash during the third quarter of 2012. The Company has recorded a $421,965 receivable for the loss amount at June 30, 2012 that it expects to recover pursuant to the terms of the settlement agreement. However, there is no assurance that the former employee will have the ability to return or replace the misappropriated assets under the settlement agreement, or if recovery will occur within the timeframe or on the terms agreed upon.

Business and Operations Overview

Andatee China Marine Fuel Services Corporation is a Delaware corporation.  Our executive offices are located in the City of Shanghai, a key international shipping hub and logistics center in China. Our main offices are located at 290 Kangji East Building 22nd Floor, Tianmu West Road, Zhabei District, Shanghai City, China.

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

We sell our products through distributors and to retail customers. Our products are substitutes for diesel used throughout east coast of China fishing industry by small to medium sized cargo vessels. Our core facilities include storage tanks, berths (the space allotted to a vessel at the wharf), marine fuel pumps, blending facilities and tankers. Our sales network covers major depots along the towns of Dandong, Shidao, Tianjin, Wujiang, and Shipu along the east coast of China.

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

In July 2011, we commenced the constructions of new blending facilities in Xinfa in Rongcheng City, Shandong province, which is designed to improve our production capabilities in blending with 20,000 cm tanks on site. The capital expenditure is estimated to be RMB 25 million (US$ 3.97 million),

In January 2011, we commenced the construction of the facilities in Tianjin City, which is expected to be completed during the second half of 2012. This facility will provide additional tank capacities in a region close to the areas where our current major suppliers operate. The cost for construction is estimated to be approximately RMB 4.2 million (US$ 0.67 million).

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

In 2012, our overall strategy has been to (i) increase our share of retail sales since such sales had shown to be less price-sensitive than our sales to the distributors, (ii) acquire our own retail facilities to reduce the risk of opportunistic negotiations from our retail customers during periods of volatile oil prices, (iii) build retail points in strategic locations (often close to other, recently acquired locations) to capture a majority of active local markets and (iv) add more products to our current product line to further satisfy customers’ diversifying demands .

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

Results of Operations-Comparison of the three and six months ended June 30, 2012 and 2011

Revenue

Our revenue increased by US$6.0 million, or 9.5%, from US$63.14 million for the second quarter ended June 30, 2011 to US$69.15 million for second quarter ended June 30, 2012. The increase in our revenues was due to the increased sales volume and higher average crude oil price. The sales volume increase by 2,496 tons, or 3.1%, from 81,400 tons for the second quarter ended June 30, 2011 to 83,896 tons for the second quarter ended June 30, 2012.

Our revenue increased by US$1 million, or 0.9%, from US$107.4 million for the six months ended June 30, 2011 to US$108.4 million for six months ended June 30, 2012.

Our overall sales volume decreased by 4.1% or 5,631 tons, from 138,400 tons for the six months period ended June 30, 2011 to 132,769 tons for the six months period ended June 30, 2012.

For the six months ended June 30, 2012, 1# marine fuel represented 9.4% of our sales, 2# marine fuel represented16.8% of our sales, 3# marine fuel represented 8.3% of our sales, 4# marine fuel represented 56.1% of our sales, 180CST represented 6.5% of our sales and 120CST represented 2.9% of our sales.

For the six months ended June 30, 2011, 1# marine fuel represented 9.2% of our sales, 2# marine fuel represented 8.1% of our sales, 3# marine fuel represented 9.7% of our sales, 4# marine fuel represented 55.3% of our sales, 180CST represented 9.7% of our sales and 120CST represented 8.0% of our sales.

Cost of Revenue

Our cost of revenues increased by US$7.4 million, or 12.61%, from US$59.0 million for the second quarter ended June 30, 2011 to US$66.4 million for the second quarter ended June 30, 2012 due to higher sales.

Our cost of revenues increased US$4.6 million, or 4.7%, from US$98.0 million for the six months ended June 30, 2011 to US$102.5 million for the six months ended June 30, 2012.

Gross Profit

As a result of the increased average crude oil price and product mix, our gross profit decreased by US$1.4 million, or 34.2%, to US$2.7 million for the second quarter of 2012 as compared to US$4.2 million in the second quarter of 2011. As a percentage of revenues, our gross profit margin was 4.0% and 6.6% for the second quarter of 2012 and 2011, respectively.

Our gross profit decreased by US$3.6 million, or 38.1%, from US$9.4 million for the six months ended June 30, 2011 to US$5.8 million for the six months ended June 30, 2012. As a percentage of revenues, our gross profit margin dropped to 5.4% for the six months ended June 30, 2012 compared to 8.8% for the six months ended June 30, 2011. The decrease in our gross profit percentage results primarily from higher raw materials costs, which we were unable to pass through to customers via increased sales price.

Selling Expenses

Selling expenses decreased by US$0.2 million, or 31.8%, from US$0.6 million for the second quarter of 2011 to US$0.4 million in second quarter of 2012. As a percentage of revenues, selling expenses decreased from 1.0% for the second quarter of 2011 to 0.6% for 2012.

Our selling expenses decreased US$0.54 million, or 37.1%, from US$1.5 million for the six months ended June 30, 2011 to US$0.96 million for the six months ended June 30, 2012. This decrease was due in part to a reclassification of transportation expense from “selling expense” to “cost of revenue,” and a decrease in sales employee compensation and other expenses for promotion of our products. As a percentage of revenues, selling expenses decreased from 1.4% for the six months ended June 30, 2011 to 0.9% for 2012.

General and Administrative Expenses

General and administrative expenses increased by US$0.3 million, or 27.55%, from US$1.0 million for the second quarter of 2011 to US$1.3 million for the second quarter of 2012. The increase was in part due to expenses incurred in connection with the relocation of our executive offices from Dalian to Shanghai. The increase also was due in increases in professional services fees and various vendor expenses. As a percentage of revenues, general and administrative expenses increased from 1.6% for the second quarter of 2011 to 1.8% for 2012.

General and administrative expenses increased US$0.7 million, or 38.44%, from US$1.7 million for the six months ended June 30, 2011 to US$2.4 million for the six months ended June 30, 2012. As a percentage of revenues, general and administrative expenses increased from 1.6% for the six months ended June 30, 2011 to 2.2% for 2012.

Operating Income

As a result of the factors discussed above, our operating income decreased by US$1.5 million, or 58.3%, from US$2.6 million for the second quarter of 2011 to US$1.1 million for the second quarter of 2012. As a percentage of revenues, our operating income decreased from 1.6% for the second quarter of 2011 to 4.1% for 2012.

Our operating income decreased US$3.7 million, or 60.0%, from US$6.2 million for the six months ended June 30, 2011 to US$2.5 million for the six months ended June 30, 2012. As a percentage of revenues, our operating income decreased from 5.7% for the six months ended June 30, 2011 to 2.3% for 2012.

Interest Expense

Interest expense (net) increased by USD$0.1 million, or 13%, from US$0.80 million for the second quarter of 2011 to US$0.90 million for the second quarter of 2012.

Interest expense (net) increased US$1.2 million, from US$1.3 million for the six months ended June 30, 2011 to US$2.5 million for the six months ended June 30, 2012. The increase in interest expense was the result of the increase in benchmark interest rate and tightening in credit policy by China government in late 2011. The benchmark interest rate has increased by 1.89% from 6.31% for 2011 to 8.20% in 2012.

Provision for Income Taxes

Provision for income taxes decreased US$0.4 million, or 92.2%, from US$0.5 million for the second quarter of 2011 to US$0.04 million for the second quarter of 2012. This decrease in the provision for income taxes was primarily attributable to the decrease in our pre-tax income by 91% over 2011.

Provision for income taxes decreased US$1.21 million, or 97.0%, from US$1.25 million for the six months ended June 30, 2011 to US$0.04 million for the six months ended June 30, 2012. This decrease in the provision for income taxes was primarily attributable to the decrease in our pre-tax income by 95.0% over the first half of 2011.

Net Income

Net income attributable to the Company decreased by US$1.2 million, or 84.0%, from US$1.4 million for the second quarter of 2011 to US$0.2 million for 2012.

Net income attributable to the Company decreased by US$3.3 million, or 90.0%, from US$3.7 million for the six months ended June 30, 2011 to US$0.4 million for the six months ended June 30, 2012. The decrease in net income was mainly the result of the 4% decrease in profit margins ($3.6 million) and higher interest expense ($1.2 million), offset by lower taxes ($1.2 million).

Liquidity and Capital Resources

As of June 30, 2012, we had cash of US$17 million in our bank accounts, and additionally, we have set aside $22 million for restricted cash on bankers’ acceptance notes. The increase in our cash balance as at June 30, 2012 reflects the combined result of significant increased level of institutional financing and significant increase in advances from customers. We believe our existing cash and cash equivalents will be sufficient to maintain our questions at present level for at least next 12 months.

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

Our operating and capital requirements in connection with supporting our expanding operations and introducing our products to the expanded areas have been and will continue to be significant to us. Although we are profitable, and have been profitable, for the three and six month ended June 30, 2012 and 2011, our growth strategy, which is initially focused on accretive acquisitions and organically expanding our product into expanded areas will require substantial capital which we may not be able to satisfy solely through cash flows from our operations.

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

If and to the extent we require additional capital we would likely to raise such additional capital through the issuance of our equity or equity-linked securities, which may result in significant additional dilution to our current investors. Our ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. There is no assurance that additional funding will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations could be materially negatively impacted.

The following table sets forth a summary of our cash flows for the periods indicated:

	As of June 30,
	2012	2011
Cash flow data:
Net cash used in operating activities	(1,557,398)	(4,736,526)
Net cash used in investing activities	(35,209)	(5,953,152)
Net cash provided by financing activities	14,822,372	3,933,051
Effect of exchange rate on cash	362,226	1,131,524
Net changes in cash	13,591,991	(5,625,103)
Cash at beginning of period	3,493,015	10,813,103
Cash at end of period	17,085,006	5,188,000

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 was US$1.6 million, which was primarily as a result of the following factors:

•	net income of US$0.38 million;
•	a decrease in accounts and customer notes receivable of US$7.20 million as a result of efforts in collection;
•	an increase in inventories of US25.24 million as a result of anticipating the sales volume will increase in the expanded distribution network;
•	a decrease in advances to suppliers of $5.06 million ;
•	an increase in advances from customers of US$10.92 million;
•	an increase in prepaid expenses of US$0.49 million due to increased prepayment for equipment rentals during the period;
•	an increase in accounts payable of US$2.69 million in line with increased purchasing;
•	a decrease in tax payable of US$3.26 million;
•	an increase in other liabilities of US$0.73 million resulting from temporary borrowings from various parties;

Net cash provided by operating activities for the six months ended June 30, 2011 was US$4.7 million, which was primarily as a result of the following factors:

•	net income of US$3.7 million;
•	a decrease in accounts receivable of US$2.1million as a result of increased efforts in tightening policy of sales on credit during the second quarter in 2011;
•	a decrease in inventories of US$0.7 million resulting from cutting back on inventory level on account of the fast increasing cost of raw material and growing volatility of oil price, which requires less inventory to manage the risks followed and upcoming slack season;
•	a decrease in advances to suppliers of $3.0 million as a result of reducing purchasing activities;
•	a decrease in prepaid expense and other current assets of US$0.7 million due to decreased prepayment for services and deposits under signed agreements;
•	a decrease in advance from customers of US$5.2 million;
•	a decrease in accounts payable and accrued liabilities of US$1.1 million in line with decreased purchasing;
•	a decrease in tax payable of US$8.8million;

•	a decrease in other liabilities of US$1.1 million resulting from repayment of temporary borrowings from various parties;

Investing Activities

Cash used in investing activities was US$0.04 million for the six months ended June 30, 2012, which was attributable to

•	expenditures in construction projects of US$0.59 million to expand the production capacity in Shandong Rongcheng and Suzhou Wujiang area, and purchase of property and equipment of US$0.09 million
•	refunds of US$0.64 million in business deposit

Cash used in investing activities was US$5.9 million for six months ended June 30, 2011, which was attributable to:

•	expenditures in construction projects of US$6.3 million to expand the production capacity in Nanlian, Zhejiang province; Panjin, Liaoning province; Dongying, Shandong province
•	expenditures in purchase of property and equipment of US$0.4 million
•	refunds of US$0.7 million for purchase of land use right.

Financing Activities

Cash provided by financing activities was US$14.82 million for the six months ended June 30, 2012. It consists of bank borrowings of $3.29 million in short term loans as well as collection from escrow account for bank notes of US$0.51 million and advances from institutional financing and related parties of US$15.42 million. The cash used to repay the bank loans was US$4.40 million.

Cash used in financing activities was US$3.9 million for the six months ended June 30, 2011. It consists of bank borrowings of US$24.6 million in short-term bank notes and $0.8 million in short term loans .The cash used to repay the bank notes and payment to escrow account for bank notes was US$25.7 million and US$4.1 million, respectively.

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

We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions and the continued integration of these businesses as well as the instances of misappropriation of fuel inventory set forth in Note 16 (Subsequent Events) Note to the financial statements and in the Management’s Discussion and Analysis included in this Quarterly Report. We have contracted to install new financial systems and that process is currently expected to be completed during 2012. Our management intends to focus its remediation efforts in the near term on installing a new financial system and documenting formal policies and procedures surrounding transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management is also committed to taking further action and implementing enhancements or improvements as resources permit. We recognize, however, that implementation of additional measures may take considerable time.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Except as described above, there was no change in our internal control over financial reporting during our second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The foregoing lawsuits are in the early stages of their respective proceedings and the Company has yet to respond to the Complaints. The Company anticipates that similar actions may be filed in the future. The Company’s by-laws, in currently in effect, provide for advancement and indemnification of directors under certain circumstances that may be applicable here. In addition, the Company maintains a $5 million directors’ & officers’ liability insurance policy that may apply to some or all of the claims against some or all of the defendants.

Item 1A.	Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended June 30, 2012. The Company did not repurchase any of its equity securities during the same fiscal period.

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

Andatee China Marine Fuel Services Corporaiton

Date: August 17, 2012	By:	/s/ An Fengbin
An Fengbin
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2012	By:	/s/ Wang Haipeng
Wang Haipeng
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

3.1(i)	Certificate of Incorporation(1).

3.1.1(i)	Amendment to the Certificate of Incorporation(1).

3.1(ii)	By-Laws(1).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(1)	Incorporated by reference to the exhibit with the same number to the Company’s Registration Statement on Form S-1 (SEC File No. 333-161577) effective as of January 25, 2010.

101.INS**†	XBRL Instance Document

101.SCH**†	XBRL Taxonomy Extension Schema Document

101.CAL**†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**†	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**†	XBRL Taxonomy Extension Presentation Linkbase Document

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

† To be filed by amendment.

