Form 10-Q/A
period 2012-06-30
Andatee China Marine Fuel Services Corp
filed 2012-08-29
CIK 1469606

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment No. 1”) amends and restates the Quarterly Report on Form 10-Q for Andatee China Marine Fuel Services Corporation (the “Company”), for the fiscal quarter ended June 30, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on August 17, 2012 (the “Original Filing”). Amendment No. 1 is being filed solely for the purpose of correcting certain clerical and typographical errors appearing on pages 19 and 22 (none of which change the substance of the financial statements and notes thereto) and of furnishing Exhibit 101 to the Original Filing in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

In late June 2012, the Company became aware of certain misappropriations of Company assets. The Company engaged a Shanghai accounting firm to perform an inquiry, conclusions of which were provided to the Company’s management in late July. The report findings identified four instances of misappropriation by an employee during June and July 2012 from several Company managed locations close to Shanghai, which aggregate to approximately 709 tons of fuel with a cost of approximately RMB 3,743,000 (approximately USD$592,000) and cash in the amount of RMB 469,000 (approximately USD$74,000). Following this discovery and report, management has been working with the local law enforcement authorities to recover the misappropriated fuel inventory and cash. The employee’s position at the Company has been terminated and he no longer holds any positions at the Company or its subsidiaries. The Company has been reviewing its internal controls and procedures to ensure, to the extent possible, that no such event can occur again in the future.

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

Inventory and Cash Misappropriation

In late June 2012, the Company became aware of misappropriations of Company assets. The Company engaged a Shanghai accounting firm to perform an inquiry, conclusions of which were provided to the Company’s management in late July. The report findings identified four instances of misappropriation by an employee during June and July 2012 from several Company managed locations close to Shanghai, which aggregate to approximately 709 tons of fuel with a cost of approximately RMB 3,743,000 (approximately USD$592,000) and cash in the amount of RMB 469,000 (approximately USD$74,000). Following this discovery and report, management has been working with the local law enforcement authorities to recover the misappropriated fuel inventory and cash. The employee’s position at the Company has been terminated and he no longer holds any positions at the Company or its subsidiaries. The Company has been reviewing its internal controls and procedures to ensure, to the extent possible, that no such event can occur again in the future. On August 13, 2012, the Company entered into a settlement agreement with the former employee, in which the Company is to recover the misappropriated fuel and cash during the third quarter of 2012. The Company has recorded a $421,965 receivable for the loss amount at June 30, 2012 that it expects to recover pursuant to the terms of the settlement agreement. However, there is no assurance that the former employee will have the ability to return or replace the misappropriated assets under the settlement agreement, or if recovery will occur within the timeframe or on the terms agreed upon.

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

Andatee China Marine Fuel Services Corporaiton

Date: August 29, 2012	By:	/s/ An Fengbin
An Fengbin
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2012	By:	/s/ Wang Haipeng
Wang Haipeng
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

3.1(i)	Certificate of Incorporation(1).

3.1.1(i)	Amendment to the Certificate of Incorporation(1).

3.1(ii)	By-Laws(1).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(1)	Incorporated by reference to the exhibit with the same number to the Company’s Registration Statement on Form S-1 (SEC File No. 333-161577) effective as of January 25, 2010.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

