Form 10-Q
period 2012-09-30
Andatee China Marine Fuel Services Corp
filed 2012-11-21
CIK 1469606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q
______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

 ______________

Commission file number 001-34608

______________

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0445030
(State or Other Jurisdiction of	(IRS Employer)
Incorporation or Organization)	Identification No.)

800 Baoan Building 23nd Floor, Dongfang Road

Pudong District, Shanghai City

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2012, the Company had 9,518,967 shares of common stock outstanding.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

Explanatory Note

Andatee China Marine Fuel Services Corporation (the “Company”) is filing its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 (the “Quarterly Report”) in reliance upon the filing extension relief and assistance provided by the U.S. Securities and Exchange Commission for the parties affected by the Hurricane Sandy.

As previously disclosed, on November 8, 2012, the Company engaged the services of Friedman LLP as its new independent registered public accounting firm (“Friedman LLP”) to audit the Company’s balance sheet as of December 31, 2012, and to review, among others, the Company’s unaudited quarterly financial information as of and for the quarter ending September 30, 2012. Friedman LLP is located in the disaster area affected by the Hurricane Sandy and, therefore, the Quarterly Report review process was delayed due to Friedman LLP’s loss of power, communications capabilities, phone services, etc. Due to these factors and the lack of transportation in and around New York City, customary pre-filing review processes and procedures in connection with the Quarterly Report were substantially delayed. As a result, the Company was not able to meet its filing deadline under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and is relying on the Securities and Exchange Commission Release No. 68224, issued on November 14, 2012 (Order under Section 17A and Section 36 of the Securities Exchange Act of 1934 granting exemptions from specified provisions of the Exchange Act and certain rules thereunder) exempting it from such filing deadline for the period from October 29, 2012 to November 20, 2012.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$10,241,813	$3,493,015
Restricted cash	21,345,122	22,507,738
Accounts receivable, net	15,719,597	19,822,345
Notes receivable	1,326,176	1,319,779
Inventories	31,418,354	16,730,307
Advance to suppliers	4,205,834	16,272,434
Deposits	1,326,176	1,969,544
Deferred tax assets	600,591	84,687
Prepaid expense and other current assets	6,811,170	3,340,304
Total current assets	92,994,833	85,540,153

Property, plant and equipment, net	41,005,126	42,016,328
Construction in progress	12,793,397	12,145,273
Intangible assets, net	7,315,945	7,636,462
Goodwill	1,206,736	1,200,915
Total assets	$155,316,037	$148,539,131

LIABILITIES AND EQUITY
Current liabilities
Bank notes payable	$43,732,239	$45,092,463
Short-term bank loans	1,736,659	4,242,148
Accounts payable and accrued liabilities	7,539,592	18,566,838
Loans payable	16,236,981	1,571,166
Taxes payable	2,025,013	4,237,465
Advances from customers	21,061,613	13,285,980
Advance from related party	5,145,650	2,032,963
Other payable	1,950,220	906,804
Total current liabilities	99,427,967	89,935,827
Total liabilities	99,427,967	89,935,827

Commitments and contingencies

Equity
Stockholders’ equity of the Company
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,610,159 shares issued and outstanding	9,610	9,610
Treasury stock, at cost; 91,192 shares	(497,693)	(497,693)
Additional paid-in capital	29,888,556	29,888,556
Accumulated other comprehensive income	3,925,326	3,850,092
Retained earnings	18,684,006	21,291,837
Total stockholders' equity of the Company	52,009,805	54,542,402
Noncontrolling interest	3,878,265	4,060,902
Total equity	55,888,070	58,603,304
Total liabilities and equity	$155,316,037	$148,539,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues	$31,524,045	$65,751,882	$139,883,552	$173,152,081
Cost of revenues	31,448,345	60,410,770	133,980,293	159,938,275
Gross profit	75,700	5,341,112	5,903,259	13,213,806
Operating expenses
Selling expenses	332,279	1,016,421	1,288,733	988,982
General and administrative expenses	1,432,991	843,131	3,838,453	2,580,676
Total operating expenses	1,765,270	1,859,552	5,127,186	3,569,658
Income (loss) from operations	(1,689,570)	3,481,560	776,073	9,644,148
Other income (expense)
Interest income	217,141	-	344,899	-
Interest expense	(2,014,360)	(404,351)	(4,654,981)	(1,668,280)
Other income (expense)	(68,024)	6,756	221,848	(1,156)
Total other income (expense)	(1,865,243)	(397,595)	(4,088,234)	(1,669,436)
Net income (loss) before tax provision	(3,554,813)	3,083,965	(3,312,161)	7,974,712
Income tax provision (benefit)
Current	62,912	927,265	100,332	2,176,547
Deferred	(559,495)	-	(559,495)	-
Net income (loss)	(3,058,230)	2,156,700	(2,852,998)	5,798,165
Net income (loss) attributable to the noncontrolling interests	(75,082)	(116,935)	(245,167)	(132,778)
Net income (loss) attributable to the Company	$(2,983,148)	$2,273,635	$(2,607,831)	$5,930,943

Net income (loss)	(3,058,230)	2,156,700	(2,852,998)	5,798,165

Foreign currency translation adjustment	(201,429)	661,064	75,234	1,875,614
Comprehensive income (loss)	(3,259,659)	2,817,764	(2,777,764)	7,673,779
Comprehensive income (loss) attributable to the noncontrolling interests	(182,637)	(116,935)	(182,637)	(132,778)
Comprehensive income (loss) attributable to the Company	$(3,077,022)	$2,934,699	$(2,595,127)	$7,806,557

Basic and diluted weighted average shares outstanding	9,518,967	9,747,268	9,518,967	9,747,268
Basic and diluted net earnings (loss) per share	$(0.31)	$0.23	$(0.27)	$0.61

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(2,852,998)	$5,798,165
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Option issued for services	-	61,396
Depreciation	1,343,388	869,377
Amortization	262,740	63,145
Bad debt allowance	305,534	-
Deferred tax benefit	(515,904)	-
Changes in operating assets and liabilities:
Accounts receivable	3,797,214	3,252,123
Inventories	(14,688,047)	449,139
Advances to suppliers	12,066,600	4,074,661
Prepaid expense and other current assets	(3,470,866)	2,600,660
Accounts payable and accrued liabilities	(11,027,246)	371,936
Taxes payable	(2,212,452)	(8,930,325)
Advances from customers	7,775,633	(5,286,552)
Other payable	1,043,416	(945,175)
Net cash provided by (used in) operating activities	(8,172,988)	2,378,550
Cash flows from investing activities
Net additions to constuction-in-progress and property and equipment	(588,945)	(7,214,345)
Refund of deposit toward purchase of land use right	643,368	708,705
Net cash provided by (used in) investing activities	54,423	(6,505,640)
Cash flows from financing activities
Proceeds from short term loans	3,283,865	3,443,688
Repayment of short term loans	(5,809,915)	(3,753,930)
Collection from escrow account for bank notes	1,162,616	6,307,422
Proceeds from bank notes	89,595,832	23,636,221
Repayment of bank notes	(91,174,613)	(31,761,396)
Proceeds of loan from unrelated party	14,665,815	-
Proceeds of loan from related party	3,112,687	-
Net cash provided by (used in) financing activities	14,836,287	(2,127,995)
Effect of exchange rate on cash	31,076	1,750,538
Net increase(decrease) in cash and cash equivalents	6,748,798	(4,504,547)
Cash and cash equivalents, beginning of period	$3,493,015	$10,813,103
Cash and cash equivalents, end of period	$10,241,813	$6,308,556
Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,653,830	$1,833,163
Income taxes	$491,902	$5,868,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Andatee China Marine Fuel Services Corporation (“the Company”), its subsidiaries, its variable interest entities (“VIE”) and its VIE’s subsidiaries (collectively the “Group”) are principally engaged in the production, storage, distribution and trading of blended marine fuel oil for cargo and fishing vessels in the PRC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012.

2.	Summary of Significant Accounting Policies

 Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Goodwill Rich International Limited ("Goodwill Rich") and Dalian Fusheng Petrochemical Company (“Fusheng”), as well as Dalian Xingyuan Marine Bunker Co., Ltd. (“Xingyuan”), the Company’s VIE in which the Company is the primary beneficiary. The noncontrolling interests represent the minority stockholders’ interest in the Group’s majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the financial statements. Actual results could differ from those estimates. Significant estimates required to be made by management include, but are not limited to, useful lives of property, buildings and equipment, intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, notes receivable, inventories, deposits, advance to suppliers and prepaid expenses and other current assets. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of the Company’s subsidiary in Hong Kong is the US dollars while the local currencies of the Company’s subsidiaries, VIE and its subsidiary in China is the Renminbi (“RMB”). Accordingly, assets and liabilities of the China entities are translated into US dollars at the spot rates in effect as of the balance sheet date. Revenues, costs and expenses are translated using monthly average exchange rates during the reporting period. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Due to the fact that cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Gains and losses resulting from foreign currency translation to reporting currency are recorded in accumulated other comprehensive income in the statements of changes in shareholders’ equity for the periods presented.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency transactions are translated at the spot rates on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency transactions are included in the unaudited condensed consolidated statements of operations.

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

The Company’s financial instruments consist principally of cash and cash equivalent, restricted cash, accounts receivable, advances to suppliers, accounts payable, short term loans, bank notes payable and accrued liabilities.The fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Restricted Cash

Restricted cash consists of cash equivalents used as collateral to secure short-term bank notes payable. The Company is required to maintain escrow deposit amounts ranging between 30% and 50% of the total bank acceptance note amounts as a guarantee. Upon the maturity of the bank acceptance notes, the Company is required to deposit the remainder to the escrow account to settle the bank notes payable.

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed. When evaluating the adequacy of its allowance for doubtful accounts, the Company reviews the collectability of accounts receivable, historical write-offs, and changes in sales policies, customer credibility and general economic tendency.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost or current market value. Costs include the cost of raw materials, freight, direct labor and related production overhead. Inventories are stated at cost upon acquisition. The cost of inventories is calculated using the weighted average method. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories.

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

Depreciation is provided to recognize the cost of the asset in the results of operations. The Company calculates depreciation using the straight-line method with estimated useful life as follows:

Items	Useful Life
Property and buildings	40 years
Marine bunkers	15 years
Equipment	3-12 years
Transportation vehicles	8 years

Intangible Assets

Intangible assets consist primarily of land use rights, leasehold right and licenses and permits.

Intangible assets are amortized using the straight-line method with the following estimated useful lives:

Items	Useful Life
Land use rights	50 years
Leasehold right	20 years
Licenses and permits	Contract Terms
Software	5 years

Noncontrolling Interests in Consolidated Financial Statements

Noncontrolling interest represents a portion of the equity ownership in consolidated subsidiaries and share of those subsidiary operations that are not attributable to the Company.

Revenue Recognition

The Company recognizes revenues in accordance with the guidance in the SEC Staff Accounting Bulletin (“SAB”) No. 104. Revenue is recognized when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when delivery occurs and when collection is probable.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the PRC, value added tax (VAT) of 17% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

In the normal course of business, the Company may be subject to challenges from taxing authorities regarding the amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions. Management determines whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2011 and September 30, 2012, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts Receivable

The Company’s accounts receivable is summarized as follows:

	September 30, 2012	December 31, 2011
Trade accounts receivable	$16,198,530	$20,161,094
Allowances for doubtful accounts	(478,933)	(338,749)
Accounts receivables, net	$15,719,597	$19,822,345

4.	Notes Receivable

On March 31, 2011, Fusheng entered into a loan agreement with a third party. In connection with the agreement, Fusheng provided a loan in the amount of RMB 8.4 million (US $1,326,176). Interest on the loan accrues at 6% per annum, and is convertible into equity of the third party debtor upon the occurrence of certain operating metrics. Since the third party debtor did not reach the operating metrics, the Company expects to receive the full amount by December 31, 2012.

5.	Settlement Receivable

In late June 2012, the Company became aware of certain misappropriations of Company assets. The Company engaged a Shanghai accounting firm to perform an inquiry, conclusions of which were provided to the Company’s management in late July. The report findings identified four instances of misappropriation by an employee during June and July 2012 from several Company managed locations close to Shanghai, which aggregate to approximately 709 tons of fuel with a cost of approximately RMB 3,743,000 (approximately USD$592,000) and cash in the amount of RMB 469,000 (approximately USD$74,000). Following this discovery and report, management has been working with the local law enforcement authorities to recover the misappropriated fuel inventory and cash. The employee’s position at the Company has been terminated. The Company has been reviewing its internal controls and procedures to ensure, to the extent possible, that no such event can occur again in the future.

On August 13, 2012, the Company entered into a settlement agreement with the former employee, in which the Company is to recover the misappropriated fuel and cash during the third quarter of 2012. As of the date of this report, the Company has recovered all the cash and part of the fuel. There are still approximately 150 tons in the amount of $125,152 of fuel to be recovered, which the Company recorded as settlement receivable and is included in prepaid expense and other current assets. The Company expects to receive the remaining fuel in the fourth quarter of 2012.

6.	Inventories

The Company’s inventory consists of marine fuel in the amount of $31,418,354 and $16,730,307 at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, fuel inventory in the amount of $16,870,405 and $6,827,491, respectively, has been pledged as collateral for certain Bank Acceptance Notes.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Major Suppliers

There was no single supplier accounted for over 10% of the total raw material costs for the nine months ended September 30, 2012. There were two suppliers provided 42.9% of the Company’s raw materials for the same period ended September 30, 2011.

Two suppliers provided 33.6% of the total purchases for the three months ended September 30, 2012.

8.	Property and Equipment

The Company’s Property and Equipment are summarized as follows:

	September 30, 2012	December 31, 2011

Property and buildings	$34,321,405	$33,190,784
Laboratory equipment	120,101	511,310
Boiler equipment	414,890	442,802
Machinery Equipment	8,224,425	9,118,061
Marine bunkers	219,876	211,497
Transportation vehicles	1,443,361	960,958
Office equipment	32,931	46,552
Electronic equipment	85,212	48,373
Leasehold improvement	66,575	66,254
Total	44,928,776	44,596,590
Less: Accumulated depreciation	(3,923,650)	(2,580,262)
Property and equipment, net	$41,005,126	$42,016,328

Depreciation expense was $1,343,388 and $869,377 for the nine months ended September 30, 2012 and 2011, respectively and $519,842 and $433,958 for the three months ended September 30, 2012 and 2011, respectively.

Property and equipment with a net book value $13,046,544 and $13,661,524 has been pledged as collateral for certain bank acceptance notes and bank loans at September 30, 2012 and December 31, 2011, respectively.

9.	Construction-in-Progress

The construction projects in progress at September 30, 2012 and December 31, 2011 are to build facilities to expand production capacity in Tianjin, Donggang, Rongcheng and Wujiang areas. Construction costs mainly represent construction expenditures and equipment costs. The Company estimates to complete the construction by the second quarter of 2013.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s construction-in-progress is summarized as follows:

	September 30, 2012	December 31, 2011

Berth and berth improvements	$526,805	$114,372
Oil blending and storage tanks	12,266,592	12,030,901
Total	$12,793,397	$12,145,273

10.	Intangible Assets

The Company’s Intangible Assets are summarized as follows:

	September 30, 2012	December 31, 2011

Land use rights	$3,966,303	$4,096,747
Leasehold right	2,460,729	2,647,415
Licenses and permits	1,105,147	1,099,816
Software	31,829	20,425
Total	7,564,008	7,864,403
Less: accumulated amortization	(248,063)	(227,941)
Intangible assets, net	$7,315,945	$7,636,462

The details of land use rights are as follows:

Location	Land Size	Amount	Term
	(square meters)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$453,268	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$2,222,608	July 16, 2008 – May 15, 2058
Mashan Village, Chengshan Town, Shandong Province	3,659.57	$604,194	Government assignment
Linzi borough, Linzi City, Shandong Province	15,130.70	$117,872	Government assignment
Pingwang Town Suzhou City, Jiangsu Province	9,624.30	$568,361	September1, 2011–January 30, 2055
Total Land Use Rights		$3,966,303

Land use rights with a net book value of $539,998 and $2,968,815 were pledged as collateral for certain bank acceptance notes and bank loans as of September 30, 2012 and December 31, 2011, respectively.

Amortization expenses for the nine months ended September 30, 2012 and 2011 were $262,740 and $63,145, respectively and $112,546 and $28,553 for the three months ended September 30, 2012 and 2011, respectively.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization expenses are as follows:

For the twelve months ended September 30
2013	$296,249
2014	296,249
2015	293,006
2016	288,319
2017	287,289
Thereafter	5,854,833
Total	$7,315,945

11.	Related Party Transactions

During 2011, an entity controlled by a majority shareholder provided advances to the Company in the amount of $2,045,820. The funds were used for working capital purposes. The Company has paid it back as of September 30, 2012.

On November 23, 2011, the Company received notice from this majority shareholder of his intention to launch a tender offer to acquire all of the outstanding shares of the Company that he does not already own at a price of $4.21 per share in cash, subject to financing, due diligence and other conditions.

On September 5, 2012, this majority shareholder delivered a written notice to the Special Committee of the Board of Directors of the Company (the “Special Committee”) stating that, effective immediately, he had withdrawn his previously submitted non-binding “going private” proposal to acquire all outstanding shares of the Company not already owned by him and his affiliates.

During 2012, an investor group related to this majority shareholder provided advances to the Company in the aggregate amount of 97 million RMB (US$15,416,997). The funds were used for working capital purposes. Repayments of the advanced amounts are due upon demand, without interest, after August 31, 2012. As of September 30, 2012, the Company has repaid $10,271,347. The Company expects to pay the remaining balance of $5,145,650 in the fourth quarter of 2012. The investor group has the right to acquire a non-controlling equity interest in Fusheng Petrochemicals Co., Ltd, upon the occurrence of certain events.

12.	Short Term Loans

The following is a summary of the Company’s short-term bank loans:

		September 30,	December 31,
		2012	2011
Short-term bank loans
Baotou Commerce Bank
Interest at 6.898%, payable August 19, 2012	(a)	$-	$2,042,516
Huaxia Bank
Interest at 7.272%, payable February 6, 2012	(b)	-	2,199,632
Interest at 8.2%, payable February 7, 2013	(c)	1,736,659	-
Total short-term bank loans		$1,736,659	$4,242,148

(a)	The loan has been fully repaid in August 2012.

(b)	The loan has been fully repaid in February 2012.
(c)	On Jan 19, 2012, Dalian Fusheng entered into a loan agreement with Huaxia Bank to borrow $1,736,659 (RMB 11 million) as working capital for one year through February 7, 2013 with annual interest rate of 8.2%. The Company pledged inventories valued at $16.2 million (RMB 84,285,000) as collateral for this loan.

13.	Loan Payable

Loan payable consist of the following at:

		September 30,	December 31,
		2012	2011
Beijing Biyun Lantian Energy Development Co.
Interest at 1%, payable December 31, 2012	(a)	$1,578,781	$1,571,166
Xu Yaling
Interest at 8%, payable December 9, 2012	(b)	6,315,125	-
Wang Xiaowei
Interest at 8%, payable December 14, 2012	(c)	7,893,906	-
Loan from other individuals		449,169	-
Total loan payable		$16,236,981	$1,571,166

(a)	In May 2011, the Company received short term loans of RMB 10 million ($1,578,781) from Beijing Biyun Lantian Energy Development Co. as working capital. The loans matures nine months from date of issuance, and accrues monthly interest at a rate of 1.0%. In March 2012, the loan was extended for nine months, and is due on December 31, 2012.
(b)	On August 10, 2012, the Company received short term loans of RMB 40 million ($6,315,125) from an unrelated individual as working capital. The loan accrues monthly interest at a rate of 8% and is due on December 9, 2012.
(c)	On August 15, 2012, the Company received short term loans of RMB 50 million ($7,893,906) from an unrelated individual as working capital. The loan accrues monthly interest at a rate of 8% and is due on December 14, 2012

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Bank Notes Payable

The Company has credit facilities with Shenzhen Development Bank (“SD Bank”) and Huaxia Bank ("HX Bank") that provide for working capital in the form of the following bank acceptance notes.

Beneficiary	Endorser	Origination Date	Maturity Date	Amount
Dalian Xingyuan Marine Bunker Co.	SD Bank	04-06-2012	10-06-2012	$6,315,125
Dalian Xingyuan Marine Bunker Co.	SD Bank	04-09-2012	10-09-2012	2,841,806
Dalian Xingyuan Marine Bunker Co.	SD Bank	05-24-2012	11-22-2012	6,315,125
Dalian Xingyuan Marine Bunker Co.	SD Bank	05-28-2012	11-22-2012	1,578,781
Dalian Xingyuan Marine Bunker Co.	SD Bank	05-31-2012	11-22-2012	947,269
Dalian Xingyuan Marine Bunker Co.	HX Bank	06-27-2012	12-27-2012	2,683,928
Dalian Xingyuan Marine Bunker Co.	HX Bank	08-01-2012	01-01-2013	7,104,515
Dalian Fusheng PetroChemical	SD Bank	05-21-2012	11-17-2012	3,473,319
Dalian Fusheng PetroChemical	SD Bank	08-29-2012	02-28-2013	3,157,562
Dalian Fusheng PetroChemical	SD Bank	08-30-2012	02-28-2013	1,578,781
Dalian Fusheng PetroChemical	SD Bank	09-04-2012	03-04-2013	4,736,344
Dalian Fusheng PetroChemical	SD Bank	09-11-2012	03-10-2013	2,999,684
Total				$43,732,239

Borrowings under these credit facilities are made on a when-and-as-needed basis at the Company’s discretion. The Company has pledged twenty thousand tons of marine fuel as collateral against credit default. In addition, the Company is required to hold restricted cash with SD Bank and HX Bank as additional collateral against these bank acceptance notes.

15.	Income Tax

The Company’s subsidiaries, VIE and its subsidiary in China are governed by the Income Tax Law of the People’s Republic of China, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments. Because of different tax jurisdictions’ restriction, The Company’s VIE and some of the Company’s subsidiaries have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to $2,237,980 as of September 30, 2012 and expire through 2017.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors. For the nine months ended September 30, 2012, management concluded PRC deferred tax assets would be realized in the future. Accordingly, the Company recorded a deferred tax benefit of $559,495 from loss carryover for the nine months ended September 30, 2012. The company believes it can utilize the deferred tax asset to offset future taxable income. Therefore, no valuation allowance has been provided as of September 30, 2012.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Commitment and Contingencies

Lease Obligations

The Company has entered into several agreements for the lease of storage facilities, offices premises and berth use rights. Lease expense for the nine months ended September 30, 2012 amounted to $268,668.

The Company’s commitment for minimum lease payments under these operating leases for the next five years and thereafter is as follows:

For the twelve months ended September 30
2013	$266,298
2014	266,298
2015	266,298
2016	266,298
2017	266,298
Thereafter	66,574
Total	$1,398,064

Nanlian Purchase Agreement

In connection with Xingyuan's purchase of a 63% ownership interest in Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”) in December 2005, the Company may become obligated to purchase the remaining 37% ownership interest in Nanlian not owned, upon exercise of the shareholder's option to put the shares to the Company.

Supply Agreements

In September 2010, the Company executed 10-year agreements to supply marine fuel to Haiyu Fishery Limited Corporation ("Haiyu") and Jinghai Group ("Jinghai"). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province.

Under the terms of the agreement with Jinghai, the Company is required to supply up to 18,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 1 million (approximately USD 0.15 million) for the first three years of the agreement if certain volume levels are achieved.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 7 and 12, 2012, respectively, the Court of Chancery of the State of Delaware granted Notices of Voluntary Dismissals filed by plaintiffs in each of the Shareholder Complaints. The plaintiffs in each of the foregoing Shareholder Complaints dismissed actions against all defendants in each of the complaints without prejudice. No consideration was paid to the plaintiffs or their attorneys in connection with the dismissals.

17.	Concentration of Risks

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

As of September 30, 2012, all of the Company’s cash was on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

For the three months ended September 30, 2012, four customers accounted for 26.6%, 20.6%, 14.4% and 12.1% of the Company’s total revenues, respectively and two customers that accounted for 18.3% and 10.2% of the total revenues for the period ended September 30, 2011, respectively.

For the nine months ended September 30, 2012, two customers accounted for 27.9% and 9.7% of the Company’s total revenues, respectively and two customers that accounted for 13.2% and 10.6% of the total revenues for the same period ended September 30, 2011.

18.	Subsequent Events

During October 2012, the Company received a series of bank notes from Shenzhen Development Bank in the aggregate amount of RMB 58 million (US$9.16 million). The bank notes bear interest at an annual rate of 7% and mature six months from issuance.

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

Revenue Recognition

We primarily generate revenue from blended fuel product sales to distributors and end users. We also generate revenue from raw materials sales.

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

Accounts Receivables

During the normal course of business, we extend to some of our customers interest-free unsecured credit for an initial term of 30 - 180 days, depending on a customer’s credit history, as well as local market practices.

We review our accounts receivables quarterly and determined the amount of allowances, if any, necessary for doubtful accounts. Historically, we have not had any bad debt write-offs. Rather, we review our accounts receivable balances to determine whether specific reserves are required due to such issues as disputed balances with customers, declines in customers’ credit worthiness, or unpaid balances exceeding agreed-upon terms.

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

Business and Operations Overview

Andatee China Marine Fuel Services Corporation is a Delaware corporation.  Our executive offices are located in the City of Shanghai, a key international shipping hub and logistics center in China. Our main offices are located at 800 Baoan Building 23nd Floor, Dongfang Road, Pudong District, Shanghai City, China.

We carry out all of our business through our Hong Kong subsidiary, Goodwill Rich, its wholly-owned Chinese subsidiary, Fusheng, and Fusheng’s variable interest entity (VIE), Xingyuan, and Xingyuan’s subsidiary (Xingyuan and its subsidiary being collectively referred to as the VIE entities). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. Through Xingyuan, we are a leading marine fuel supplier along the coast of east China. Our products include cargo vessel fuel classified as CST180 and CST120, fishing boat fuel classified as1#,2#, 3# and 4#, which are close substitutes for diesel used throughout the region’s fishing industry. We produce, store, distribute and trade the blended marine fuel oil for cargo and fishing vessels. Backed by core facilities, including storage tanks, tankers and berths, our sales network covers major depots along the towns of Dandong, Tianjin, Shidao and Shipu, which are famous for their fishing tradition and industry.

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

Our marine fuel for cargo vessels is classified as CST180 and CST120; our marine fuel for fishing boats/vessels, - 1# fuel (for engines with 2,000 rpm capacity or higher), 2# fuel (for engines with 1,800 rpm capacity), 3# fuel (for engines with 1,600 rpm capacity) and 4# fuel (for engines with 1,400 rpm capacity). We also produce blended marine fuel according to customer specifications using our proprietary blending technology. Our own blend of marine diesel oil, 1#, 3# fuel and 4# fuel are substitutes for the traditional diesel oil, commonly known as 0# diesel oil, used by most small to medium vessels. We generate virtually all of our revenues from our own brands of blended oil products.

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

Furthermore, we are setting up market developing offices in large cities, such as Shanghai, to recruit capable local hands in a bid to establish effective network of information for providing solid foundations to pursue our acquisition-driven growth strategy in neighboring areas around the cities.

Facility Expansion

In April 2011, we commenced the construction of Tengda wharf and storage tanks located in Rongcheng City, Shandong Province. The Tengda projects will expand the existing wharf and storage tanks. The capital expenditure for expanding the wharf and tank storage is estimated to be RMB 46 million ($7.4 million). We expect to put it into use by the end of 2012.

In July 2011, we commenced the constructions of new blending facilities in Xinfa in Rongcheng City, Shandong province, which is designed to improve our production capabilities in blending with 20,000 cm tanks on site. The capital expenditure is estimated to be RMB 25 million ($4.0 million). We expect to put it into use by the end of 2012.

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

In 2012, our overall strategy has been to (i) increase our share of retail sales since such sales had shown to be less price-sensitive than our sales to the distributors, (ii) acquire our own retail facilities to reduce the risk of opportunistic negotiations from our retail customers during periods of volatile oil prices, (iii) build retail points in strategic locations (often close to other recently acquired locations) to capture a majority of active local markets and (iv) add more products to our current product line to further satisfy customers’ diversifying demands .

We believe that maintaining our retail sales and distribution channels will lead to stable gross margins which can help offset the pressure imposed on our profit margin by crude oil price downturn. We believe that higher retail sales and closer ties with our customers as well as wider distribution network are at the core of our strength and business viability going forward.

We intend to control more facilities closer to end markets, through business acquisitions, partner cooperation, building local platform for our products and added-value services, which would enhance the brand awareness of the “Xingyuan” brand and expand our product line and upgrade our production facilities to explore the markets opportunities and increase our share in retail market.

Principal Factors Affecting our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•	Decreasing demand for blended marine fuel — The decreasing demand for blended marine fuel has a impact on our financial position since the fourth quarter of 2011.

•	Expansion of our sources of supply, production capacity and sales network —To maintain our market share, we need to expand our sources of supply and production capacity. We plan to make capital improvements in our existing production facilities, which would improve both their efficiency and capacity. In the short-run, we intend to increase our investment in our reliable supply network, personnel training, information technology applications and logistic system upgrades.

•	Fluctuations in Crude Oil Price — We use oil refinery by-products as raw materials for our production. The recent oil price volatility had a direct adverse impact on the price we pay for these products.

 Results of Operations-Comparison of the three and nine months ended September 30, 2012 and 2011

Revenue

For the three months period, our revenue decreased by $34.2 million, or 52%, from $65.8 million for the third quarter ended September 30, 2011 to $31.5 million for the third quarter ended September 30, 2012.

For the nine months period, our revenue decreased by $33.3 million, or 19%, from $173.2 million for the nine months ended September 30, 2011 to $139.9 million for nine months ended September 30, 2012.

The decrease in our revenues was mainly due to the decreased sales volume. Our overall sales volume decrease by 50,601 tons, or 56%, from 90,134 tons for the third quarter ended September 30, 2011 to 39,533 tons for the third quarter ended September 30, 2012. For the nine months period, our overall sales volume decreased by 25% or 56,588 tons, from 228,529 tons for the nine months period ended September 30, 2011 to 171,941 tons for the nine months period ended September 30, 2012.

The decrease in our revenue was due to the following reasons:

(1)	The reduction in our sales volume was primarily due to the overall slow-down of the Chinese economy which had an adverse impact on the demand for fishing and cargo vessel fuel. In addition, during the third quarter of 2012, we did not initiate any sales promotion due to our failed privatization plan. In addition, we had to reduce the selling price of our #3 fuel from RMB 5,072 per ton in the third quarter of 2011 to RMB 4,286 per ton in the third quarter of 2012 due to strong competition from other fueling companies. Furthermore, the seasonal factor impacted our sales revenue to certain extent for our third quarter operating result. The Chinese government prohibits fishing vessels from fishing from June 15th to September 15th of each year, the breeding season for many varieties of fish, in order to protect marine resources and prevent overfishing. As a result, the demand for the blended fuel drops, which, in turn, has an adverse effect on our operations in the 3rd fiscal quarter of each calendar year. The decreased market demand for fishing boat fuel in 2012 further exacerbated this seasonality impact on our revenue for the third quarter of 2012.

(2)	Starting late 2011, the CEO of the Company proposed a “going private” transaction due to, among other reasons, adverse market environment affecting all China-based listed company, in which sales promotion was reduced even during the second quarter sales peak. The “going private” effort was abandoned by the CEO of the Company, as previously disclosed.

(3)	In addition, due to the global crude oil price fluctuation which impacted the Company’s pricing policy, the Company’s products such as #2 marine fuel for fishing boat and 120CST fuel for cargo vessels lost their competitive price edge to a certain extent, which led to some customers switching to other competitors. Total fishing boat customers decreased approximately 15% and cargo vessel customers lost 10% as compared to the same period of 2011. Sales from our major geographic market Donggang, Shangdong and Zhejiang decreased about 27%, 83% and 21% respectively.

(4)	Under a competitive environment, we reduced the averaging selling price of #2 and #3 fuel product in order to stimulate customer purchase, with the average selling price of #2 fuel decreasing from RMB 6,037 per metric ton in the nine months ended September 30, 2011 to only RMB 3,270 per metric ton in the nine months ended September 30, 2012, while average selling price of #3 fuel decreased from RMB 5,213 per metric ton in the nine months ended September 30, 2011 to only RMB 4,416 per metric ton in the nine months ended September 30, 2012 . The decrease in average selling price also led to decreased sales.

For the nine months ended September 30, 2012, #1 marine fuel represented 16.1% of our sales, #2 marine fuel represented 12.4% of our sales, #3 marine fuel represented 8.6% of our sales, #4 marine fuel represented 51.7% of our sales, 180CST represented 9.3% of our sales and 120CST represented 1.9% of our sales.

For the nine months ended September 30, 2011, #1 marine fuel represented 14.0% of our sales, #2 marine fuel represented 7.7% of our sales, #3 marine fuel represented 8.6% of our sales, #4 marine fuel represented 52.4% of our sales, 180CST represented 9.8% of our sales and 120CST represented 7.5% of our sales.

Cost of Revenue

Our cost of revenues decreased by $29.0 million, or 48%, from $60.4 million for the third quarter ended September 30, 2011 to $31.5 million for the third quarter ended September 30, 2012 primarily due to decreased sales volume from 90,134 metric ton in third quarter of 2011 to only 39,533 metric tons in third quarter of 2012. For the nine months period, our cost of revenues decreased by $26.0 million, or 16%, from $160.0 million for the nine months ended September 30, 2011 to $134.0 million for the nine months ended September 30, 2012 due to decreased sales volume 228,529 metric ton in 2011 to only 171,941 metric tons in 2012.

The decrease in cost of revenue was primarily due to the following reasons:

(1)	Decreased sales activities affected by seasonality, reduced sales promotion, reduced number of customers, decreased market demand for our products affected by the general economy slow-down as described above, and

(2)	Our main business is to purchase raw materials and crude oil from upstream suppliers and then blend, manufacture and sell to customers. The purchase price for raw materials and crude oil was largely affected by the global and local crude oil price fluctuation. For the nine months ended September 30, 2012, the global crude oil trading prices reached a high of $109 per barrel in March 2012, and then decreased to $100 per barrel in May, further decreasing to about $80 in the June and July period, and then increased to about $90 per barrel by the end of September 30, 2012. Due to the crude oil price fluctuation, our raw material costs and production costs also fluctuated. Consequently, average unit cost for our products sold was RMB 5,036 per ton for the three months ended September 30, 2012 as compared to RMB 4,301 per ton for the same period of 2011. For the nine months period, our average unit cost per ton was RMB 4,931 for the nine months ended September 30, 2012 as compared to only RMB 4,541 for the same period of 2011. Although the overall cost of sales decreased was affected by the decreased sales, we note that the percent of decrease in our cost of sales was less than the percent of decrease in our revenue, due to increased unit cost of product affected by the global crude price volatility.

Gross Profit

Our gross profit and gross profit margin was affected by several factors, including (1) the gross profit margin of our six major products are different. Fuel #3 and fuel #4 has a higher gross profit margin than other products, and fuel 120CST and fuel 180CST has the lowest margin. Therefore, the sales of different product mix in different reporting period impacted our gross profit (2) we retail our products to end user and also wholesale side to distributors as well. Gross profit from the retail side is normally higher than the wholesale because we can set the selling price higher and can control the operating costs more easily. Accordingly, an increase or decrease in the retail sales will impact our gross profit to a certain extent. (3) The increase and decrease in the average selling price and average unit cost will also impact our gross margin.

As a result of the increased average unit cost from RMB 4,301 per ton in third quarter of 2011 to RMB 5,036 per ton in third quarter of 2012, and decrease in sales of our high gross margin product, such as fuel #4 within our product mix and decrease in sales from the retail side, our gross profit decreased by $5.2 million, or 99%, to $0.08 million for the third quarter of 2012 as compared to $5.3 million in the third quarter of 2011. As a percentage of revenues, our gross profit margin was 0.02% and 8.1% for the third quarter of 2012 and 2011, respectively.

As a result of the increased average unit cost from RMB 4,541per ton in the nine months ended September 30, 2011 to RMB 4,931 per ton in the same period of 2012, and a decrease in sales of high gross margin products, such as fuel #1 and fuel #4 within our product mix and a decrease in sales from the retail side, our gross profit decreased by $7.3 million, or 55%, from $13.2 million for the nine months ended September 30, 2011 to $5. 9 million for the nine months ended September 30, 2012. As a percentage of revenues, our gross profit margin dropped to 4.2% for the nine months ended September 30, 2012 compared to 7.6% for the nine months ended September 30, 2011.

In summary, the decrease in our gross profit margin during the three and nine months ended September 30, 2012 as compared to the same period of 2011 was primarily due to  (i) a decrease in revenue; (ii) increased costs of revenue which were mainly caused by increased raw material cost, (iii) and competition in the market. As a result, our gross profit margin was lower than the level we normally would expect. With the completion of the Company’s distribution network setup in Shandong, Jiangsu and Zhejiang, we intend to increase our sales in these regions in the coming quarters to improve our gross profit margin, and we expect to have a margin recovery as the new market gains sales momentum and recovery of macroeconomic conditions in the energy industry. Moreover, we are working on research and development of better formula for blended fuel products to decrease our costs to increase our gross profit margin.

Selling Expenses

Selling expenses decreased by $0.7 million, or 67%, from $1.0 million for the third quarter of 2011 to $0.3 million in the third quarter of 2012. This decrease is mainly due to reduced sales promotion expenses and lease expenses. As a percentage of revenues, selling expenses decreased from 1.5% for the third quarter of 2011 to 1.1% for 2012.

Our selling expenses increased by $0.3 million, or 30%, from $1.0 million for the nine months ended September 30, 2011 to $1.3 million for the nine months ended September 30, 2012. As a percentage of revenues, selling expenses increased from 0.6% for the nine months ended September 30, 2011 to 0.9% for 2012.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 70.0%, from $0.8 million for the third quarter of 2011 to $1.4 million for the third quarter of 2012. The higher general and administrative expenses incurred in the third quarter of 2012 was caused by an increase in overhead due to the higher labor cost at the new headquarters in Shanghai. As a percentage of revenues, general and administrative expenses increased from 1.3% for the third quarter of 2011 to 4.5% for 2012.

General and administrative expenses increased $1.3 million, or 49%, from $2.6 million for the nine months ended September 30, 2011 to $3.8 million for the nine months ended September 30, 2012. The increase was caused by an increase in professional services fees, various vendor expenses and overhead due to the higher labor cost at the new headquarters in Shanghai. As a percentage of revenues, general and administrative expenses increased from 1.5% for the nine months ended September 30, 2011 to 2.7% for 2012.

Operating Income

As a result of the factors discussed above, our operating income decreased by $5.2 million, or 149%, from an income of $3.5 million for the third quarter of 2011 to a loss of $1.7 million for the third quarter of 2012.

Our operating income decreased $8.89 million, or 92%, from $9.6 million for the nine months ended September 30, 2011 to $0.8 million for the nine months ended September 30, 2012.

Interest Expense

Interest expense increased by $1.6 million, or 398%, from $0.4 million for the third quarter of 2011 to $2.0 million for the third quarter of 2012.

Interest expense increased by $3.0 million, from $1.7 million for the nine months ended September 30, 2011 to $4.7 million for the nine months ended September 30, 2012. The increase in interest expense was from the following aspects:

• Bank notes payable average balance increased to $44 million for the nine month ended September, 2012, from an average balance of $25 million for the same period in 2011.

• The Company had more loans from third parties with higher interest rates to fund the Company’s working capital in 2012.

Provision (Benefit) for Income Taxes

For the third quarter of 2012, we reported an income tax benefit of $0.5 million due to operating losses incurred during the quarter. For the same period in 2011, we reported an income tax provision of $0.9 million.

For the nine months ended September 30, 2012, we reported an income tax benefit of $0.5 million due to operating losses incurred during the period. For the same period in 2011, we reported an income tax provision of $2.2 million.

Net Income(Loss) Attributable to the Company

Net income (loss) attributable to the Company decreased by $5.3 million, from a net income of $2.3 million for the third quarter of 2011 to a net loss of $3.0 million for the third quarter of 2012.

Net income (loss) attributable to the Company decreased by $8.5 million, from a net income of $5.9 million for the nine months ended September 30, 2011 to a net loss of $2.6 million for the nine months ended September 30, 2012. The decrease in net income was mainly the result of the 62% decrease in profit margins of $7.3 million and higher interest expense of $3.0 million, offset by a decrease in income taxes of $2.6 million.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of approximately $10 million in our bank accounts, and additionally, we have set aside $21 million of restricted cash on bankers’ acceptance notes. We received a credit rating of AA- from our banks. Therefore we believe that we are able to renew current short-term bank loans upon maturity and obtain additional new bank loans, if necessary, in the fourth quarter of 2012 and during 2013. As disclosed in our subsequent event note 18 of our quarterly financial statements, we were able to secure another series of bank acceptance notes from Shenzhen Development Bank in the aggregate amount of $9.16 million. We are expecting to generate additional cash flows in the coming quarters from our new sales regions and an increase in our revenue during the upcoming sales season. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next 12 months.

On an on-going basis, we will take steps to identify and plan our needs for liquidity and capital resources, to fund our planned ongoing construction and day-to-day business operations. In addition to providing working capital to support our routine activities, we also need funds for the construction and upgrade of our strategic facilities, acquisition of assets and/or equity acquisition, and repayment of debt.

Our future capital expenditures will include building new fueling facilities, increase our blending and storage capacity, berth improvements, expanding our product lines, research and development capabilities, and making acquisitions when deemed appropriate.

Our operating and capital requirements in connection with supporting our expanding operations and introducing our products to the expanded areas have been and will continue to be significant to us. Our growth strategy, which is initially focused on accretive acquisitions and organically expanding our products into expanded areas will require substantial capital which we may not be able to satisfy solely through cash flows from our operations.

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

Under the terms of the agreement with Jinghai, the Company is required to supply up to 18,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 1 million (approximately USD 0.15 million) for the first three years of the agreement if certain volume levels are achieved.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	As of September 30,
	2012	2011
Cash flow data:
Net cash (used in) provided by operating activities	(8,172,988)	2,378,550
Net cash provided by (used in) investing activities	54,423	(6,505,640)
Net cash provided by (used in) financing activities	14,836,287	(2,127,995)
Effect of exchange rate on cash	31,076	1,750,538
Net changes in cash	6,748,798	(4,504,547)
Cash at beginning of period	3,493,015	10,813,103
Cash at end of period	10,241,813	6,308,556

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 was approximately $8.2 million, which was primarily as a result of the following factors:

•	net loss of $2.9 million;
•	a decrease in accounts and customer notes receivable of $3.8 million as a result of our efforts in collection;
•	purchase of inventories of $14.7 million as a result of anticipating increased sales volume in the expanded distribution network and upcoming fishing season;
•	a decrease in advances to suppliers of $12.1 million ;
•	an increase in advances from customers of $7.8 million;
•	an increase in prepaid expenses and other current assets of $3.5 million primarily contributed to increased prepayments for equipment rentals and increases in value added tax credit;
•	an increase in accounts payable of $11.0 million in line with increased purchasing;
•	a decrease in tax payable of $2.2 million;

Net cash provided by operating activities for the nine months ended September 30, 2011 was approximately $2.4 million, which was primarily as a result of the following factors:

•	net income of $5.8 million;
•	collections from accounts receivable of $3.2 million as a result of increased efforts in tightening policy of sales on credit during the second and third quarter in 2011;
•	a decrease in inventories of $0.4 million resulting from cutting back on inventory level on account of the growing volatility of oil price, which requires less inventory to manage the risks followed;
•	a decrease in advances to suppliers of $4.1 million as a result of reducing purchasing activities;
•	a decrease in prepaid expense and other current assets of $2.6 million due to decreased prepayment for services and deposits under signed agreements;

•	a decrease in advance from customers of $5.3 million;
•	an increase in accounts payable and accrued liabilities of $0.4 million;
•	a decrease in tax payable of $8.9 million;

Investing Activities

Cash provided by investing activities was $0.05 million for the nine months ended September 30, 2012, which was attributable to

•	expenditures in construction projects of $0.6 million to expand the production capacity in Shandong Rongcheng and Suzhou Wujiang area, and purchase of property and equipment of $0.09 million
•	refunds of $0.6 million for purchase of land use right.

Cash used in investing activities was $6.5 million for nine months ended September 30, 2011, which was attributable to:

•	expenditures in construction projects of $6.2 million to expand the production capacity in Nanlian, Zhejiang province; Panjin, Liaoning province; Dongying, Shandong province
•	expenditures in purchase of property and equipment of $1.0 million
•	refunds of $0.7 million for purchase of land use right.

Financing Activities

Cash provided by financing activities was $14.8 million for the nine months ended September 30, 2012. It consists of net bank repayments of $1.6 million in short-term bank notes and $2.5 million in short term loans, and net borrowings of $14.7 million in loans from third parties, $3.1 million loans from related party and $1.2 million in net escrow collections.

Cash used in financing activities was $2.1 million for the nine months ended September 30, 2011. It consists of net bank repayments of $8.1 million in  short-term bank notes and $6.3 million in net escrow collections.

Seasonality

The Chinese government prohibits fishing boats and vessels from fishing from June 15th to September 15th of each year, the breeding season for many varieties of fish, in order to protect marine resources and prevent overfishing. In addition, we are also subject to the reduced commercial activity during the Chinese New Year, the most important of the traditional Chinese holidays. During this time, both cargo and fishing traffic decrease and we expect the demand for our products to decrease accordingly. During the slow season of marine fuel products, we adjust our marketing strategy by increasing the trading of our products.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, the Evaluating Officers concluded that our disclosure controls and procedures were not effective as of the period covered by this report. The foregoing conclusion was due to the continued presence of material weaknesses in internal control over financial reporting, as discussed under “Management’s Report on Internal Control Over Financial Reporting” in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”). Management anticipates that such disclosure controls and procedures will not be effective until the material weakness described below is remediated.

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

We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions, the continued integration of these businesses as well as the recent Company asset misappropriation described in Part II, Item 1 (Legal Proceedings) and Note 5 to the financial statements included in this Report. We have contracted to install new financial systems and that process is currently expected to be completed during 2012. Our management intends to focus its remediation efforts in the near term on installing a new financial system and documenting formal policies and procedures surrounding transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management is also committed to taking further action and implementing enhancements or improvements as resources permit. We recognize, however, that implementation of additional measures may take considerable time.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Controls Over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting during our third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and as updated in the subsequent quarterly reports, the Company and certain of its officers and directors have been named as defendants in several shareholder lawsuits filed in the Court of Chancery of the State of Delaware in connection with a contemplated “going private” proposal by the Company’s Chief Executive Officer and majority shareholder, An Fengbin. Namely, these shareholder lawsuits include complaints entitled (i) George Durgin v. An Fengbin, Wen Jiang, Wen Tong, Francis N.S. Leong, Hou Yudong and Andatee China Marine Fuel Services Corporation, purportedly on behalf of all similarly situated persons, (ii) Roger and Lauresteine Marin v. Andatee China Marine Fuel Services Corporation, An Fengbin, Wen Jiang, Wen Tong, Francis N.S. Leong, and Hou Yudong, purportedly on behalf of all similarly situated persons, (iii) Harlow Greguire v. An Fengbin, Wen Tong, Wen Jiang, Francis N.S. Leong, Hou Yudong and Andatee China Marine Fuel Services Corporation, purportedly on behalf of all similarly situated persons, and (iv) Benjamin L. Padnos v. Andatee China Marine Fuel Services Corporation, An Fengbin, Wen Tong, Wen Jiang, Francis N.S. Leong, and Hou Yudong, purportedly on behalf of all similarly situated persons (collectively, the “Shareholder Complaints”).

On September 7 and 12, 2012, respectively, the Court of Chancery of the State of Delaware granted Notices of Voluntary Dismissals filed by plaintiffs in each of the Shareholder Complaints. The plaintiffs in each of the foregoing Shareholder Complaints dismissed actions against all defendants in each of the complaints without prejudice. No consideration was paid to the plaintiffs or their attorneys in connection with the dismissals.

As previously disclosed, in late June 2012, the Company became aware of certain misappropriations of Company assets. The Company engaged a Shanghai accounting firm to perform an inquiry, conclusions of which were provided to the Company’s management in late July. The report findings identified four instances of misappropriation by an employee during June and July 2012 from several Company managed locations close to Shanghai, which aggregate to approximately 709 tons of fuel with a cost of approximately RMB 3,743,000 (approximately USD$592,000) and cash in the amount of RMB 469,000 (approximately USD$74,000). Following this discovery and report, management has been working with the local law enforcement authorities to recover the misappropriated fuel inventory and cash. The employee’s position at the Company has been terminated. The Company has been reviewing its internal controls and procedures to ensure, to the extent possible, that no such event can occur again in the future.

On August 13, 2012, the Company entered into a settlement agreement with the former employee, in which the Company is to recover the misappropriated fuel and cash during the third quarter of 2012. As of the date of this report, the Company has recovered all the cash and part of the fuel. There are still approximately 150 tons in the amount of $125,152 of fuel to be recovered, which the Company recorded as settlement receivable and is included in Prepaid expense and other current assets. The Company expects to recover the remaining fuel in the fourth quarter of 2012.

Item 1A. Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended September 30, 2012. The Company did not repurchase any of its equity securities during the same fiscal period.

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

Andatee China Marine Fuel Services Corporaiton

Date: November 21, 2012	By:	/s/ An Fengbin
An Fengbin President, Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2012	By:	/s/ Wang Haipeng
Wang Haipeng Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number 3.1(i) 3.1.1(i) 3.1(ii) 31.1	Exhibit Table Certificate of Incorporation(1). Amendment to the Certificate of Incorporation(1). By-Laws(1). Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(1)	Incorporated by reference to the exhibit with the same number to the Company’s Registration Statement on Form S-1 (SEC File No. 333-161577) effective as of January 25, 2010.

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

