Form 10-K
period 2012-12-31
Andatee China Marine Fuel Services Corp
filed 2013-04-16
CIK 1469606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

24/F Xiwang Tower, No. 136, Zhongshan Road, Zhongshan District

Dalian, P.R. of China

011 (8621) 5015 2581

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

Large Accelerated Filer ☐	Non-accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

As of the close of business on June 30, 2012, the aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $8.53 million based on the closing sale price of the common stock on the Nasdaq Global Market on that date. The registrant does not have any non-voting common equity.

The Company had 9,610,159 outstanding as of April 9, 2013.

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

Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2012” mean the year ended December 31, 2012, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

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

This Annual Report contains translations of certain Renminbi, or RMB, the legal currency of China, amounts into U.S. dollars at the rate of RMB 6.3011 to $1.00, the noon buying rate in effect on December 31, 2012 in New York City for cable transfers of Renminbi as certified for customs purposes by the Federal Reserve Bank of New York. We make no representation that the Renminbi or U.S. dollar amounts referred to in this Annual Report could have been or can be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. On April 8, 2013, the exchange rate was approximately RMB6.26 to $1.00.

Item 1. Business

Recent Developments

Nasdaq Stock Market – Listing Deficiencies

On December 11, 2012, the Company received two letters from the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the past 30 consecutive business days, (i) the bid price for the Company’s common stock has closed below the minimum $1.00 per share continued listing requirement set forth in Nasdaq Listing Rule 5450(a)(1), and (ii) the Company failed to maintain at least $5 million in the Market Value of Publicly Held Shares (MVPHS) continued listing standard set forth in Nasdaq Listing Rule 5450(b)(1)(C). Pursuant to the foregoing deficiency notices and consistent with the Nasdaq rules, the Company has been granted a 180 calendar day (or until June 10, 2013) grace period to regain compliance with each of the foregoing listing deficiencies. If at any time during the grace period, the Company’s common stock closes at least $1.00 per share for a minimum of 10 consecutive business days, the Company will regain its compliance with the minimum bid price deficiency. Similarly, if at any time during the grace period, the Company’s MVPHS closes at $5,000,000 or more for a minimum of 10 consecutive business days, the Company will regain its compliance with the MVPHS listing deficiency.

The Company’s Board is currently considering various options available in connection with the foregoing continued listing deficiencies. In the event the Company is unable to regain compliance with the continued listing requirements, its securities may be delisted from the Exchange and may be quoted in over-the- counter markets, which may result in a substantially less liquid market for the securities.

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

Our sales of marine oil for fishing boats represented approximately 94% of our total revenue for the period of 2012 as compared with the sale of marine oil for cargo vessels which represented the remaining 6% of our total revenue for the same periods. Currently, we sell approximately 61% of our products through distributors and approximately 39% to retail customers. Our products are substitutes for diesel used throughout east China fishing industry by small to medium sized cargo vessels. Our core facilities include as storage tanks, berths (the space allotted to a vessel at the wharf), marine fuel pumps, blending facilities and tankers. Our sales network covers major depots along the towns of Dandong, Shidao and Shipu, Suzhou along the east coast of China.

Our operations in China are conducted through our Wholly-Owned Foreign Enterprise ("WOFE"), Dalian Fusheng Petrochemical Company and its subsidiaries: Hailong Petrochemical Co., Limited(established in Tianjin City, on April 23, 2001), Donggang Xingyuan Marine Bunker Company, Ltd. (located in Dandong City, Liaoning Province, and established in April 2008 under the laws of the PRC), Rongcheng Xinfa Petrol Company, Ltd. (located in Rongcheng City, Shandong Province, and established in September 2007 under the laws of the PRC), and Rongcheng Mashan Marine Bunker Company(established in Rongcheng City, Shandong province, on March 12, 2010), Rongcheng Zhuoda Trading Co. acquired in Dec, 31, 2011 (located in Rongcheng city, Shandong Province, and established in Sep, 18, 2009 ), Suzhou Fusheng Petrochemical Company, acquired in Dec, 21, 2011 ( located in Suzhou city, Jiangsu Province and established in June, 8, 2011) and Wujiang Xinlang Petrochemical Company, acquired in Dec, 7, 2011( located in Wujiang city, Jiangsu Province and established in Apr 28, 1998) and our VIE, Dalian Xingyuan Marine Bunker Company, Ltd and its subsidiary; Xiangshan Yongsh iNanlian Petrol Company, Ltd. (located in Xiangshan City, Zhejiang Province, and established in May 1997 under the laws of the PRC) .

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

Andatee China Marine Fuel Services Corporation is a Delaware corporation. Our executive offices are located at 24/F Xiwang Tower, No. 136, Zhongshan Road, Zhongshan District in the City of Dalian, China; our telephone number is 011 (8621) 5015 2581. Our website address is http://www.andatee.com. The information on our website is not part of this Annual Report.

Organizational Structure and Corporate History

Our WOFE, Dalian Fusheng Petrochemical Company, its subsidiaries: Hailong Petrochemical Co., Limited (established in Tianjin City, on April 23, 2001), Donggang Xingyuan Marine Bunker Company, Ltd. (located in Dandong City, Liaoning Province, and established in April 2008 under the laws of the PRC), Rongcheng Xinfa Petrol Company, Ltd. (located in Rongcheng City, Shandong Province, and established in September 2007 under the laws of the PRC), and Rongcheng Mashan Marine Bunker Company(established in Rongcheng City, Shandong province, on March 12, 2010), Rongcheng Zhuoda Trading Co. acquired in Dec, 31, 2011 (located in Rongcheng city, Shandong Province, and established in Sep, 18, 2009 ), Suzhou Fusheng Petrochemical Company, acquired in Dec, 21, 2011 ( located in Suzhou city, Jiangsu Province and established in June, 8, 2011) and Wujiang Xinlang Petrochemical Company, acquired in Dec, 7, 2011( located in Wujiang city, Jiangsu Province and established in Apr 28, 1998). Our VIE operating entity, Dalian Xingyuan, has one subsidiary: Donggang Xingyuan Marine Bunker Company Ltd. (located in Dandong City, Liaoning Province, and established in April 2008 under the laws of the PRC), Xiangshan Yongshinanlian Petrol Company Ltd. (located in Xiangshan City, Zhejiang Province, and established in May 1997 under the laws of the PRC), Dalian Xingyuan and its one subsidiary are collectively referred to as the ‘‘VIE’’. Dalian Xingyuan was established in September 2001 with a registered capital of RMB7 million and began providing refueling services to the marine vessels in Dalian Port in Dalian City. The Board of Directors of Dalian Xingyuan consists of 3 members, including An Fengbin, Wang Yu and Liu Shaoyuan. Mr. An is Chairman of the Board and General Manager of Dalian Xingyuan. Upon the October 28, 2008 incorporation of Goodwill, Goodwill and the shareholders of Dalian Xingyuan had entered into a series of separate agreements under which Goodwill and Dalian Xingyuan were deemed, until March 2009, to be under the common control of the shareholders of Dalian Xingyuan. The reason that we registered our VIE’s subsidiaries under the control of our WOFE was that we think it will be more appropriate all of our operating facilities are wholly controlled by our WOFE instead of VIE (control through contracts).

Prior to our corporate reorganization in 2011, we conducted all of our business operations through Dalian Xingyuan, our operating entity, which was established in September 2001 with a registered capital of RMB7 million and began providing refueling services to the marine vessels in Dalian Port in Dalian City. We do not own any equity interests in Dalian Xingyuan. Our relationships with Dalian Xingyuan and its shareholders are governed by a series of contractual arrangements Dalian Xingyuan has with our wholly-owned onshore subsidiary, Dalian Fusheng Petrochemical Company (“Fusheng”). Under Chinese laws, each of Fusheng and Dalian Xingyuan is an independent legal entity and neither of them is exposed to liabilities incurred by the other party. Other than pursuant to the contractual arrangements between Fusheng and Dalian Xingyuan, Dalian Xingyuan does not transfer any other funds generated from its operations to Fusheng. Fusheng entered into these contractual arrangements with Dalian Xingyuan in March 2009, as discussed in detail below. Subsequently, Fusheng assigned its rights under these contractual arrangements to us. Thus, we control and receive the economic benefits of their business operations through contractual arrangements. Dalian Xingyuan holds the licenses and approvals necessary to operate its business in China. We have contractual arrangements with Dalian Xingyuan and its shareholders pursuant to which we provide technology consulting and other general business operation services to Dalian Xingyuan. Through these contractual arrangements, we also have the ability to substantially influence Dalian Xingyuan’s daily operations and financial affairs, since we are able to appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements which enable us to control Dalian Xingyuan and to receive, through our offshore subsidiary and VIE’s, all of Dalian Xingyuan’s profits, we are considered the primary beneficiary of Dalian Xingyuan. Accordingly, we consolidate Dalian Xingyuan’s results, assets and liabilities in our financial statements, which is a typical arrangement for companies that are traded and registered in the United States that maintain operations in the PRC.

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

In May 2010, we entered into an agreement with shareholder of Mashan Xingyuan Marine Fuel Co., Ltd ("MashanXingyuan"), which is located in Rongcheng City, Shandong Province, PRC. Under the terms of the agreement, we acquired 52% of MashanXingyuan for a cash payment of RMB 3.64 million (approximately US$ 0.54 million). Through the acquisition, Andatee gained control of MashanXingyuan's assets, which include three 1,000 cubic meter storage tanks, three 500 cubic meter storage tanks, equipment and facilities, as well as 3,600 square meters of land use rights, along with the assumption of RMB 0.54 million (approximately US$ 0.08 million). MashanXingyuan was founded in Rongcheng, Shandong province and is an important blended marine fuel retail outlet in the region.

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

In December 2011, we entered into an agreement with shareholders of Suzhou Fusheng Petrochemical Company (“Suzhou Fusheng”), which includes several storage tanks total volume of 16.5 thousand cubic meters and a river pump station. Under the terms of the agreement, we acquired 61% of the equity for a cash payment of RMB12.2 million (approximately US$1.93million). We will cooperate with Suzhou Fusheng on business development in the local market.

In December 2011, we entered into an agreement with shareholders of Rongcheng Zhuoda Trading Co. (“Zhuoda”), which owned 13,000 cubic meters tanks, which is located in Rongcheng City, Shandong Province engaged in retail and wholesale of marine fuel oil for fishing boats. Under the terms of agreement, we acquired 100% of Zhuoda equity for a cash payment of RMB 13 million (approximately US$ 2 million).

The following diagram illustrates our corporate structure:

Industry Overview

The Company’s main line of business is providing various kinds of fuel for marine fishing industry. In 2012, the marine fishing industry during the first part of the year largely remained in decline, causing the decline in the Company’s sales volume. Water temperature in the Yellow Sea and the East China Sea rose slowly causing decline in overall fishing conditions in the area; similarly, the fishing conditions in the South China Sea also continue to be unfavorable.

Our Products and Services

We blend and supply marine fuel as an alternative fuel for Chinese cargo and fishing vessels. Our sales of marine oil for fishing boats represented approximately 94% and 75% of our total revenue for fiscal 2012 and 2011 respectively, as compared with the sale of marine oil for cargo vessels which represented the remaining 6% and 25% of our total revenue for the same periods. Our cargo vessel fuel is designated as CST180 and CST120; fishing boat/vessel fuel #1 fuel (for engines with 2,000 rpm capacity), #2 fuel (for engines with 1,800 rpm capacity), #3 fuel (for engines with 1600 rpm capacity) and #4 fuel (for engines with 1400 rpm capacity). We also blend fuel to specific customer specifications using our proprietary blending technology. Our own blend of Marine Diesel Oil, #1, #2, #3 fuel oil and #4 fuel oil are able to replace the traditional diesel oil, commonly known as #0 diesel oil, used by most small to medium vessels and boats. Currently, we sell approximately 61% of our products through distributors and approximately 39% of our products to retail customers. Fuel is classified into 6 classes, numbered 1 through 6, each according to its boiling point, composition and purpose. The boiling point, in the range of 175 − 600°C, and carbon chain length, in the range of 20 − 70 atoms, of the fuel increases with fuel number, i.e. the higher the class number, the higher the boiling point and the carbon chain length as well as oil’s viscosity. Price of oil, on the other hand, usually decreases as the fuel number increases since higher number fuel must be heated to overcome its viscosity.

The following table represents the description of our sales organized by product and geographical markets for the periods 2010− 2012:

	2012		2011		2010
	Tons	%	Tons	%	Tons	%
	(in thousands)		(in thousands)		(in thousands)
Products
1#	21.99	7.42%	32.10	10.74%	40.10	13.70%
2#	28.81	9.71%	35.33	11.82%	18.60	6.30%
3#	43.76	14.76%	35.55	11.89%	20.48	7.00%
4#	185.19	62.45%	152.64	51.05%	162.88	55.40%
180CST	12.03	4.06%	23.53	7.87%	26.47	9.00%
120CST	4.78	1.61%	19.84	6.64%	25.42	8.60%
	296.56
Areas
Dalian	272.51	91.89%	166.37	55.64%	138.22	47.00%
Shandong	14.43	4.87%	86.73	29.01%	129.80	44.20%
Donggang	4.56	1.54%	21.74	7.27%	12.13	4.10%
Zhejiang	5.06	1.71%	24.17	8.08%	13.63	4.60%

Our Competitive Strengths

Our business objective is to become the premium ‘‘one-stop’’ marine service provider for cargo, fishing and other vessels in China through our integrated distribution networks. We believe that our business model offers competitive advantages over our current market competition through:

•

Product Superiority and Price Competitiveness - our blended marine fuel is price competitive as compared with various brands of diesel oil available in the local PRC market. In fact, based on 2012 price data, our blended fuel (#4), while maintaining the same fuel efficiency, is, on average, US$63.5 per ton cheaper than the leading diesel fuel brand.

•

Brand Recognition - our consistent and superior product quality over the years has resulted in our dominance in the fishing boat and vessel market in the provinces where we maintain our operations. Through our VIE entities, we are the largest privately owned company engaged in marine fuel industry in northern China. We intend to take advantage of our brand to increase our customer base and to leverage our brand and build an integrated distribution system for our range of related oil products and services. We believe our strong branding has allowed us to develop a broad base of end-user customers, expand our sales channels and facilitate more rapid acceptance of our new products.

•

Reliability of Our Supplies of Raw Materials - We have stable and reliable raw material suppliers for our production. Our relationships with upstream suppliers enables us to be a low cost producer. We have a long-standing relationship with China Petroleum (particularly, Dalian, Panjin and Liaoyang Branched) which, combined, provided almost 20% of all raw materials we require per year. For the year end 2012, other major suppliers are Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd and Shanghai Lonyer Fuels Co., Ltd which provide us 19.46% and 18.2% of our raw materials. Together with other suppliers, including Dalian Ocean Fishery, Panjin Northern Asphalt Co., Ltd, Jiangsu Sumec, providing the remaining of our need for raw materials. We will continue to explore new suppliers to reduce supply risk as needed.

•

Extensive Sales and Distribution Network - Our distribution consists of approximately 35 distributors throughout China in six provinces, we believe our distribution network is one of the largest among marine fuel suppliers in China. We are acquiring and building new facilities, which consist of blending plants, storage tanks, and fueling ports, close to some of our end customers or to a particular market in order to improve our product distribution capacity. We focus on timely delivery and good customer service. In addition our storage facilities are located close to our customers, enabling us to sell directly to them resulting in lower logistics costs. It also allows us to provide better after sales service and to maintain a close relationship with our key distributors through regular meetings, discussions and customer visits. Among our distributors, in 2012, Shanghai Lonyer Fuels Co., Ltd and Dalian Ocean Fishery Group of Corporations represent 33.08% and 10.53% of our sales, respectively.

•

Innovation and R&D capabilities - We strive to identify market trends and developments in the marine fuel industry and use our blending technology to produce quality oils to satisfy the market demand. In 2011, we have developed two new products as a result of our research and development capabilities. We operate several dedicated research and development facilities with 5 professionals and collaborate with universities and institutes, including Dalian University of Technology and Shandong Petrol University. We believe our investment in research and development has enabled us to continuously expand our product offerings and proactively anticipate market changes in our industry. Those R&D efforts continued in 2012.

8

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

•	Terminate Certain Subsidiaries with Bad Operating Performace – Since we moved the headquarters from Shanghai back to Dalian in late 2012, we have been undergoing an internal re-organization which, away other things, included discontinuing several subsidiaries as a result of unsatisfactory operating performance. On January 7, 2013, the Company filed application with local government authority to terminate the operation of its subsidiary, Shandong Shengfu. The application was approved by local government on March 7, 2013. In addition, pursuant to a Board Resolution of Tianjin Hailong dated on January 18, 2013, Dalian Fusheng transferred its 51.952% ownership interest in Tianjin Hailong to Tianjin Hailong's two individual shareholders Mr. Niu Jinfu and Mr.Zhao Guohua for RMB 5.46 million (about $0.86 million). After such transfer, Tianjin Hailong’s operations will not be consolidated. As of December 31, 2012, Tianjin Hailong’s total assets, total liabilities, total revenue and total net loss amounted to $4.2 million, $3.7 million, $1.4 million and $0.34 million, respectively.

9

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

Sales & Marketing

Our main customers are located in Tianjin City and Liaoning, Shandong, Jiangsu, Guangdong and Zhejiang Provinces. Currently, we have 128 full-time sales and marketing personnel responsible for promoting our products and services to our customers and distributors. We maintain close relationships with our key customers through regular meetings and discussions to keep them updated on the variety of products and services we offer. In addition, we maintain strong relationships in our local communities and government for favorable business expansion in each individual geographical area. Our sales and marketing approach varies depending on the peculiarities of a particular market.

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

In fiscal 2012 and 2011, purchases from Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd, our largest supplier, accounted for 19.46% and 9.6%, respectively, of our total purchases of raw materials. For the same periods, our ten largest suppliers combined accounted for 71% and 52%, respectively, of our total purchases of raw materials. The raw materials required for our products are low value crude oil refinement byproducts which conventionally are disposed of by the major oil producing and refining companies. We negotiate prices for our raw material supplies on a monthly basis to accommodate for our short-term production requirements.

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

Quality Control

We have implemented a rigid quality control system and devote significant attention to quality control procedures at every stage of our process. We monitor our manufacturing process closely and conduct performance and reliability testing to ensure our products meet our end-user customer expectations. Our quality control group as of December 31, 2012 included 14 employees that implement various management systems to improve product quality programs. We inspect our raw materials to ensure compliance with quality standards. We also evaluate the quality and delivery performance of each supplier periodically and adjust quantity allocations accordingly. We also monitor in-process and outgoing stages of our processes.

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

Research & Development

As of December 31, 2012, we had 6 members in our research and development group. Our research and development activities are based in our research and development center located in the City of Dalian and Zibo City, Shandong Province, where we maintain 4 laboratories, including one at the Dalian University of Technology. Each of our laboratories is staffed with several support personnel and is headed by an experienced member of the faculty with whom we enter into contractual arrangements to provide research and development services to the Company. We own all rights, title and interest in any proprietary information resulting from the research work at our R & D facilities. In addition to improving our existing product offerings, our research and development efforts focus on the development of new products, as well as the development of new production methodologies to improve our manufacturing processes.

Competition

The market for oil for small and medium size vessels, i.e. less than 3,000 tons, is very fragmented with no discernible market leader. We estimate the total value of this market to be approximately US$2.1 billion as of December 31, 2012. It is characterized by intense price competition, uneven product and service quality and is dominated by many small fuel trading companies. Most of these trading companies do not have stable supply sources or a strong working capital to withstand market risk, which may lead to chronic shortages of oil in the market. Boat and vessel operators are at high risk when oil merchants market them poor quality oil or counterfeit products that have insufficient energy efficiency or cause damage to engines. Therefore, our experience and market research have consistently shown that boat and vessel operators are willing to pay a premium for consistent quality products and services. High barriers of entry for new entrants into this industry include heavy regulatory hurdles, scarcity of suitable operation and storage sites, capital intensity and skilled management. Most of the operational, business and other activities in the storage, refining and producing industries are heavily regulated and require layers of governmental consents and approvals. In addition, storage hubs must be located on sufficiently large sites in strategic locations with close proximity to industrial ports and harbors with deep water access. Most of the infrastructure requires significant upfront capital expenditures. Thus, we believe all of the foregoing factors fortify our competitive positions in the industry.

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

Insurance

The insurance industry in China is still at an early state of its development. Insurance companies in China offer limited business insurance products or offer them at a high price. Business interruption or similar types of insurance are not customary in China. We currently maintain insurance coverage with China People’s Insurance Company Limited of China, which, as of December 31, 2012, was approximately RMB10.5 million (US$1.67 million) on our property and facilities and approximately RMB89 million (US$14.1 million) on our inventory. We do not carry any third party liability insurance to cover claims in respect of personal injury, property or environmental damage arising from accidents on our property or relating to our operations other than on our transportation vehicles. We have not had a third party liability claim filed against us during the last five years.

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

The CSRC approval procedures require the filing of a number of documents with the CSRC and it would take several months to complete the approval process. The application of the New M&A Rule with respect to offshore listings of special purpose companies remains unclear with no consensus currently existing among leading Chinese law firms regarding the scope of the applicability of the CSRC approval requirement. A loan made by foreign investors as shareholders in a foreign-invested enterprise is considered to be foreign debt in China and subject to several Chinese laws and regulations, including the Foreign Exchange Control Regulations of 1997, the Interim Measures on Foreign Debts of 2003, or the Interim Measures, the Statistical Monitoring of Foreign Debts Tentative Provisions of 1987 and its Implementing Rules of 1998, the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions of 1996, and the Notice of the SAFE in Respect of Perfection of Issues Relating Foreign Debts, dated October 21, 2005. Under these regulations, a shareholder loan in the form of foreign debt made to a Chinese entity does not require the prior approval of the SAFE. However, such foreign debt must be registered with and recorded by the SAFE or its local branch in accordance with relevant Chinese laws and regulations. Our Chinese VIE’s and our PRC subsidiary can legally borrow foreign exchange loans up to their borrowing limits, which is defined as the difference between the amount of their respective ‘‘total investment’’ and “registered capital” as approved by the Ministry of Commerce, or its local counterparts. Interest payments, if any, on the loans are subject to 10% withholding tax unless any such foreign shareholders’ jurisdiction of incorporation has a tax treaty with China that provides for a different withholding agreement. Pursuant to Article 18 of the Interim Measures, if the amount of foreign exchange debt of our Chinese VIE’s and our PRC subsidiary exceed their respective borrowing limits, we are required to apply to the relevant Chinese authorities to increase the total investment amount and registered capital to allow the excess foreign exchange debt to be registered with the SAFE.

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

Employees

As of December 31, 2012, we had 197 employees, 44 of which are engaged in management, administration and related areas, and the remaining 153 are engaged in operations at various local sites throughout the east of China. None of our employees are represented by a labor union or collective bargaining agreements. We consider our employee relations to be good.

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

Our securities listed on the Nasdaq Stock Exchange may be subject to delisting in the event the Company does not comply with the Nasdaq continued listing requirements

On December 11, 2012, the Company received two letters from the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the past 30 consecutive business days, (i) the bid price for the Company’s common stock has closed below the minimum $1.00 per share continued listing requirement set forth in Nasdaq Listing Rule 5450(a)(1), and (ii) the Company failed to maintain at least $5 million in the Market Value of Publicly Held Shares (MVPHS) continued listing standard set forth in Nasdaq Listing Rule 5450(b)(1)(C). Pursuant to the foregoing deficiency notices and consistent with the Nasdaq rules, the Company has been granted a 180 calendar day (or until June 10, 2013) grace period to regain compliance with each of the foregoing listing deficiencies. If at any time during the grace period, the Company’s common stock closes at least $1.00 per share for a minimum of 10 consecutive business days, the Company will regain its compliance with the minimum bid price deficiency. Similarly, if at any time during the grace period, the Company’s MVPHS closes at $5,000,000 or more for a minimum of 10 consecutive business days, the Company will regain its compliance with the MVPHS listing deficiency. The Company’s Board is currently considering various options available to it in connection with the foregoing continued listing deficiencies. In the event the Company is unable to regain compliance with the foregoing listing requirements, its securities may be delisted from the Exchange, in which event the Company would seek to cause them be quoted in over the counter markets, which may result in a substantially less liquid market for the securities.

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

Our historical sales to significant customers have been concentrated

For the year ended December 31, 2012, two customers accounted for approximately 33.08% and 10.53% of total revenues, respectively. For the fiscal year ended December 31, 2011, one customer accounted for approximately 9.81% and 8.69% of our total revenues. No other customer contributed greater than 10% of the revenues.

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

Some of our major products are subject to government price controls, and we are not able to pass on all cost increases from rising crude oil prices through higher product prices

We require large amounts of crude oil to manufacture our products. Our ability to pass on increased crude oil costs to our customers is dependent on market conditions and government regulations, particularly government regulation with respect to the price of certain of our fuel products. In particular, gasoline, diesel and jet fuel, and liquefied petroleum gas are subject to government price controls. In 2012 and 2011, no sales were from such products subject to price control. Although the Chinese government has adopted a new pricing mechanism for domestic refined oil products that indirectly links the prices of these products to international crude oil prices, such pricing mechanism is still nontransparent. Moreover, the Chinese government controls the distribution of many petroleum products in China. For instance, some of our petroleum products are required to be sold to designated distributors (such as the subsidiaries of China Petroleum & Chemical Corporation). Because we cannot freely sell our fuel products to take advantage of opportunities for higher prices and because the formula for the new pricing mechanism set by the Chinese government is not transparent, in periods of high crude oil prices, we may not be able to fully cover increases in crude oil prices by increases in the sale prices of our products, which has had and will continue to have a material adverse effect on our financial condition, results of operations and cash flows.

Our development plans have significant capital expenditure and financing requirements, which are subject to a number of risks and uncertainties

The petrochemical business is a capital intensive business. Our ability to maintain and increase our revenues, net income and cash flows depends upon continued capital spending. Our current business strategy contemplates capital expenditures for 2013 of approximately RMB 100 million (US$15.8 million), which will be provided through financing activities, and use of our own capital. Our actual capital expenditures may vary significantly from these planned amounts due to our ability to generate sufficient cash flows from operations, investments and other factors that may be beyond our control. In addition, there can be no assurance as to whether, or at what cost, our capital projects will be completed or the success of these projects if completed. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:

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

We rely on few significant providers for our raw material supplies

Presently, we purchase all of our raw materials only from Chinese suppliers. Our operating company, Fusheng and Xingyuan, maintain a contractual relationship with Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd. (“Panjin”) for purchases of wax fuel oil, which we commenced in October 2005, which provides almost 20% of raw materials as we need this year. Panjin, provided 19.46% and 9.6% of our purchase of raw materials for years ended December 31, 2012 and 2011, respectively. Another major supplier for the year 2012 is Shanghai Lonyer Fuels Co., Ltd which provided 18.2% of raw materials as we need this year. Xingyuan also purchase, at market price, rubber filling oil from PetroChina (including Dalian, Dongbei, Liaoyang Branch) which provide 13% and 14.6% of our total purchase for the year end December 31, 2012 and 2011. For the same periods, our ten largest suppliers combined accounted for 71% and 52%, respectively, of our total purchases of raw materials. If our supply arrangements are disrupted or terminated, our business operations would suffer. Economic conditions and growth trends in our industry could materially and adversely affect our ability to maintain an adequate supply of raw materials necessary to maintain our operations.

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

We will continue incur significant costs as a result of being a public company

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

Xingyuan shareholders may have potential conflict of interest with us

An Fengbin, our President and CEO, controls and is a director of Dalian Dongfangzheng Industrial Co., Ltd. (DFZ) which entity is the majority shareholder of Xingyuan. He is also a Board member of DonggangXingyuan, a subsidiary of our VIE entity. In addition, An Fengbin has the power to vote and dispose of all of the securities of Oriental Excel Enterprises Limited, a British Virgin Islands company, which, in turn, holds 100% of equity interest in Star Blessing Enterprises Limited, which entity, in turn, holds 89.04% interest in Andatee. In addition, Mr. AnFengbin has made a tender offer to acquire the shares of Andatee not owned by him. As detailed below, the foregoing relationships and ownership interests may result in certain conflicts of interests.

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

The contractual arrangements entered into between our Chinese VIE’s or between us and one of our Chinese VIE’s entities may be subject to audit or challenge by the Chinese tax authorities. A finding that we owe additional taxes could substantially reduce our net earnings and the value of your investment.

Under Chinese laws and regulations, arrangements and transactions among affiliated parties may be subject to audit or challenge by the Chinese tax authorities. We could face material and adverse tax and financial consequences if the Chinese tax authorities determine that the contractual arrangements between our Chinese VIE’s or between us and one of our Chinese VIE’s or those arrangements entered into between us or one of our Chinese VIE’s and an entity affiliated with us do not represent arm’s-length prices. As a result of such a determination, the Chinese tax authorities could adjust any of the income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions for Chinese tax purposes recorded by us or our Chinese VIE’s or an increase in taxable income, all of which could increase our tax liabilities. In addition, the Chinese tax authorities may impose late payment fees and other penalties on us or our Chinese VIE’s for under-paid taxes. Part of our revenues are generated through Xingyuan, and we partially rely on payments made by Xingyuan to Fusheng, our subsidiary, pursuant to contractual arrangements to transfer any such revenues to Fusheng. Any restriction on such payments and any increase in the amount of PRC taxes applicable to such payments may materially and adversely affect our business and our ability to pay dividends to our shareholders.

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

Our production, blending and storage facilities are located at China National Petroleum Corporation’s Dalian Branch in Liaoning Province, Dalian Ganjinzi District Shanzhong Street and Panjin Liaohe Petroleum Corporation’s Panjin branch also in Liaoning Province Panjin Xinglongtai District Gong Street. Our leased facilities, in the aggregate, represent approximately 22,100 cubic meters of storage facilities, and approximately 460,000 tons of berth facilities as set forth in the following list of our leased facilities in various geographical locations as of December 31, 2012:

Type of Leased Facility	Capacity	Monthly Rent	# of Units	Location
Oil Blending & Storage Tanks	2,400c/m	$18,300	1	Liaoning-Panjin
Oil Blending & Storage Tanks	2,700c/m	$18,300	1	Liaoning-Panjin

Berth Facilities	2,500 tons	$18,300	4	Liaoning-Panjin

Oil Blending & Storage Tanks	5,000c/m	$31,400	4	Shandong-Rongcheng

Our owned facilities, in the aggregate, represent approximately 23,800 cubic meters of storage facilities, and approximately 1,500 tons of berth facilities as set forth in the following list of our leased facilities in various geographical locations as of December 31, 2012:

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

32

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

Dismissal of Shareholder Complaints

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

Asset Misappropriation Matters

As previously disclosed, in late June 2012, the Company became aware of certain misappropriations of Company assets. The Company engaged a Shanghai accounting firm to perform an inquiry, conclusions of which were provided to the Company’s management in late July. The report findings identified four instances of misappropriation by an employee during June and July 2012 from several Company managed locations close to Shanghai, which aggregate to approximately 709 tons of fuel with a cost of approximately RMB 3,743,000 (approximately USD$592,000) and cash in the amount of RMB 469,000 (approximately USD$74,000). Following this discovery and report, management has been working with the local law enforcement authorities to recover the misappropriated fuel inventory and cash. The employee’s position at the Company has been terminated. The Company has been reviewing its internal controls and procedures to ensure, to the extent possible, that no such event can occur again in the future. On August 13, 2012, the Company entered into a settlement agreement with the former employee, in which the Company is to recover the misappropriated fuel and cash during the third quarter of 2012. The Company recovered the remaining fuel in the fourth quarter of 2012.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Following the completion of the initial public offering of the Company’s securities in January 2010, shares of the Company’s common stock commenced public trading on the Nasdaq Global Market on January 26, 2010 under the trading symbol “AMCF”. The market for our common stock is limited and volatile. Continental Stock Transfer and Trust Company is the transfer agent and registrar for our common stock. Set forth below are the high and low closing sale prices for the common stock for each quarter from 2010 since our securities commenced trading on the Nasdaq Global Market. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low

December 31, 2012	$1.16	$0.50

September 30, 2012	2.23	1.12

June 30, 2012	3.06	1.78

March 31, 2012	3.62	3.06

December 31, 2011	$3.83	$1.83

September 30, 2011	2.74	1.26

June 30, 2011	3.9	2.19

March 31, 2011	5.21	4.13

December 31, 2010	$6.44	$3.85

September 30, 2010	5.05	3.52

June 30, 2010	7.09	3.65

March 31, 2010	8.05	5.81

On April 9, 2013, the closing price of the Company’s common stock was $0.73 per share.

Holders

We had approximately 1,059 stockholders of record as of April 9, 2013.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities of the Company during the fiscal ended December 31, 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2012 fiscal year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of the Company’s equity securities in the fourth quarter of the fiscal year 2012.

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

We carry out all of our business through our Hong Kong subsidiary, Goodwill, its wholly-owned Chinese subsidiary, Fusheng, and Fusheng’s variable interest entity (VIE), Xingyuan, and Xingyuan’s subsidiaries (Xingyuan and its subsidiaries being collectively referred to as the VIE entities). A VIE is an entity under ASC 810, “Consolidation.”, where equity investors do not have the characteristics of a controlling financial interest (see Note 1 of Notes to Consolidated Financial Statements). Through Xingyuan, we are a leading marine fuel supplier along the coast of east China. Our products include cargo vessel fuel classified as CST180 and CST120, fishing boat fuel classified as#1,#2, #3 and #4, which are close substitutes for diesel used throughout the region’s fishing industry. We produce, store, distribute and trade the blended marine fuel oil for cargo and fishing vessels. Backed by core facilities, including storage tanks, tankers and berths, our sales network covers major depots along the towns of Dandong, Tianjin, Shidao and Shipu, which are famous for their fishing tradition and industry.

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

In March 2009, Goodwill Rich established a subsidiary company in Dalian, PRC named Dalian Fusheng Consulting Company (“Fusheng”).

Xingyuan was established in September 2001 with a registered capital of RMB7 million and began providing refueling services to the marine vessels in Dalian Port in Dalian City. Xingyuan holds 100% ownership of Donggang Xingyuan, a company incorporated in Dalian, PRC, in April, 2008. In addition, in December 2008, Xingyuan acquired 90% ownership of Xinfa and 63% ownership of Nanlian, respectively (see more details in Note 3 of the Notes to the Consolidated Financial Statements). In May 2010, Xingyuan acquired 52% equity interest of Rongcheng Mashan Xingyuan Marine Bunker Co., Ltd. (“Mashan”), furthermore, in July 2010,Xingyuan acquired 52% ownership of Hailong Petrochemical Co., Limited (“Hailong”). In December 2011, Fusheng acquired 100% of ownership of Rongcheng Zhuoda Trading Co, in December 2011, Fusheng acquired 90% of the ownership of Wujiang Xinlang Petrochemical Co., in December 2011, Fusheng acquired 61% of the ownership of Suzhou Fusheng Petrochemical Company.

On March 26, 2009, Fusheng, Xingyuan and the stockholders of Xingyuan entered into a series of agreements (the Consulting Services Agreement, the Operating Agreement, the Equity Pledge Agreement, the Option Agreement and the Proxy and Voting Agreement). Under these agreements Goodwill Rich obtained the ability to direct the operations of Xingyuan and its subsidiaries and to obtain the economic benefit of their operations. Therefore, management determined that Xingyuan became a variable interest entity (“VIE”) under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 and the Company was determined to be the primary beneficiary of Xingyuan and its subsidiaries. Accordingly, the Company has consolidated the assets, liabilities, results of operations and cash flows of Xingyuan and its subsidiaries its financial statements. The agreements between the Goodwill Rich and Xingyuan were entered into to facilitate raising capital for the operations of Xingyuan through an offering of the Company’s common stock on the Nasdaq Capital Market, and Goodwill Rich paid no consideration to Xingyuan or its stockholders for entering into the agreements under which Xingyuan became a VIE, provided, however, that Mr. An Fengbin, the principle stockholder of Xingyuan became the chairman and CEO of the Company, and Mr. An Fengbin and the other stockholders of Xingyuan have certain rights or options to acquire the 6,000,000 shares of the Company’s common stock issued in the share exchange between the Company and Goodwill Rich at later dates when permitted by PRC laws and regulations. Mr. AnFengbin remains the principle stockholder of Xingyuan after the completion of the share exchange between Goodwill Rich and Andatee described above.

Goodwill Rich and the stockholders of Xingyuan had a series of separate agreements under which Goodwill Rich and Xingyuan were deemed, until March 2009, to be under the common control of the stockholders of Xingyuan. Those separate agreements provided that the majority stockholder of Goodwill Rich appointed Mr. An Fengbin to (i) act as a director of Xingyuan, Xingyuan’s majority stockholder, and Fusheng, (ii) act for the majority stockholder of Goodwill Rich at any meetings of the directors, managers, financial controllers or other senior management of Xingyuan, Xingyuan’s majority stockholder, and Fusheng, (iii) exercise all voting and dispositive rights over the common stock of Xingyuan, Xingyuan’s majority stockholder, and Fusheng. The agreements further provided that the majority stockholder of Xingyuan would not appoint any additional directors to the boards of any of these entities without Mr. AnFengbin’s approval. As a result, Mr. AnFengbin was deemed to control Goodwill Rich and Fusheng, and those companies and Xingyuan were deemed to be under common control.

All of the transactions between Andatee, Goodwill Rich, Fusheng and Xingyuan were deemed to be transactions between companies under common control, and therefore the bases of the assets and liabilities in each of the companies was not adjusted in any of the transactions. As a result of the foregoing, our consolidated financial statements contain for the period from January 1, 2011 to June 2011, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary consolidated with those of its VIE, Xingyuan, and its subsidiaries.

•

As a result of the above, for the period from January 1, 2011 to June 2011our consolidated financial statements contain:, the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary consolidated with those of its VIE, Xingyuan, and its subsidiaries. For the remainder of 2011, substantially all of the operations contained in the VIE were transferred to Fusheng and remain part of the consolidated group.

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

In January 2011, we commenced the construction of the facilities in Tianjin City. This facility will provide additional tank capacities in a region close to the areas where our current major suppliers operate. The cost for construction is estimated to be approximately RMB 4.2 million (US$ 0.67 million).

The Company estimates to complete the foregoing construction by the second quarter of 2013.

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

Shanghai Fusheng was incorporated by Dalian Xifa on April 6, 2012 with original paid in capital of RMB 1 million(approximately US$ 0.16 million), on July 11, 2012, Dalian Xifa increased the paid in capital in Shanghai Fusheng by RMB 14 million (approximately US$ 2.22 million). As a result, the final paid in capital of Shanghai Fusheng is RMB 15 million (approximately US$ 2.38 million).

The acquisitions are consistent with Andatee’s strategy of expanding its geographic base and increasing market share along China’s rivers and coastal line.

Supply Agreements

We have established strong ties with our upstream suppliers. Our top raw material suppliers are either state-owned enterprises or supported by state-owned enterprises, from which we received in excess of 56% of our total raw supplies purchases in 2011 and in excess of 71% of our total raw materials purchased in 2012. We also benefit from these relationships by being able to lease advanced facilities from our suppliers, which reduces our transportation costs and time and expedites deliveries of raw materials and, thus, improves customer service.

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

As the result of expansion of our distribution network and contribution from new products put into markets during 2012, our revenues for 2012 have increased by 3.6% to $ 228.8 million as the result of increasing quantity sold and increasing sales price on certain key products, and our gross margin decreased to 6.2%.

In 2012, 39.1% of our sales were to retail customers as compared with 46.94% in 2011.

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

Principal Factors Affecting our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•

Increasing demand for blended marine fuel — The increasing demand for blended marine fuel has a positive impact on our financial position. The strong growth in the blended marine fuel industry has been driven by several factors, including, among others, steady population growth in the PRC, improvements in the living standards, national energy conservation efforts.

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

Results of operations for the year ended December 31, 2012 and 2011

Revenue

For the year ended December 31, 2012, our revenue increased by $7.96 million, or 3.6%, from $220.8 million in 2011 to $228.8 million in 2012. The increase in our revenues was mainly due to the increased sales volume. Our overall sales volume increase by 3,584 tons, or 1.2%, from 292,978 tons for the year ended December 31, 2011 to 296,561 tons for the year ended December 31, 2012. In addition, the average selling price for our product #4 fuel oil, which was the best seller in 2012, increased from RMB 5,076 (about $806 ) per ton in 2011, to RMB 5,206 (about $826) per ton in 2012, representing a 2.6% increase. Accordingly, our revenue increased in 2012. To be specific, the increase in our revenue was due to the following reasons:

•	The increase in our sales volume was primarily driven by increased customer demand for our #4 blended fuel oil which has a relatively competitive market price targeting broad range of fishing boat customers. Among our total sales volume in 2012, about 67% was from sales of our #4 fuel oil

•	The increase in our revenue was affected by increased selling price on certain key products. The average selling price of our best-seller #4 fuel oil increased about 2.6%, average selling price for marine fuels 120CST and 180CST increased about 3.2% and 14.5% respectively in 2012 as compared to 2011. The increase in selling price for these products led to the increase in sales revenue as well

•	In addition, we expanded our market coverage to more extended geographic areas, such as Shanghai, Zhejiang Province, which helped us to attract additional new customers. Total number of fishing boat customers increased about 17% in 2012 as compared to 2011. The increase in number of customers led to increased sales as well

•	On the other hand, certain factors (such as the general slow-down of the Chinese economy, seasonality impact on the fishing industry, our reduced sales promotion due to our failed privatization plan, as well as the global crude oil price fluctuation, etc.) also negatively impacted our sales trend.

For the year ended December 31, 2012, #1 marine fuel represented 8.9% of our sales, #2 marine fuel represented 9.4% of our sales, #3 marine fuel represented 8.7% of our sales, #4 marine fuel represented 66.8% of our sales, 180CST represented 4.6% of our sales and 120CST represented 1.6% of our sales.

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

Our cost of revenues increased by $9.8 million, or 4.8%, from $204.6 million for year ended December 31, 2011 to $214.5 million for the year ended December 31, 2012 primarily due to the following reasons:

•	Cost of revenue increased due to increased sales volume from 292,978 metric ton in 2011 to 296,561 metric tons in 2012.

•	The average cost per unit increased from $699 per metric ton in 2011 to $723 per metric ton in 2012. The increased unit cost led to increased cost of revenue. Our main business is to purchase raw materials and crude oil from upstream suppliers and then blend, manufacture and sell to customers. The purchase price for raw materials and crude oil was largely affected by the global and local crude oil price fluctuation. For the year ended December 31, 2012, the global crude oil trading prices reached a high of $109 per barrel in March 2012, and then decreased to $100 per barrel in May, further decreasing to about $80 in the June and July period, and then increased to about $90 per barrel by the end of September 2012. Due to the crude oil price fluctuation, our raw material costs and production costs also fluctuated. Consequently, our cost of revenue increased due to increased unit cost of product affected by the global crude price volatility.

Gross Margins

Our gross profit and gross profit margin was affected by several factors, including:

•	the gross profit margin of our six major products are different. Fuel #3 and fuel #4 has a higher gross profit margin than other products, and fuel 120CST and fuel 180CST has the lowest margin. Therefore, the sales of different product mix in different reporting period impacted our gross profit

•	we retail our products to end user and also wholesale side to distributors as well. Gross profit from the retail side is normally higher than the wholesale because we can set the selling price higher and can control the operating costs more easily. Accordingly, an increase or decrease in the retail sales will impact our gross profit to a certain extent

•	the increase and decrease in the average selling price and average unit cost will also impact our gross margin.

As a result of the increased average unit cost from $699 per ton for the year ended December 31, 2011 to $723 per ton in the same period of 2012, and a decrease in sales of high gross margin products, such as fuel #1 and fuel #3 within our product mix and a decrease in sales from the retail side, our gross profit decreased by $1.9 million, or 11.8%, from $16.2 million for the year ended December 31, 2011 to $14.3 million for the year ended December 31, 2012. As a percentage of revenues, our gross profit margin dropped to 6.2% for the year ended December 31, 2012 compared to 7.3% for the year ended December 31 2011.

In summary, the decrease in our gross profit margin for the year ended December 31, 2012 as compared to 2011 was primarily due to (i) increased costs of revenue which were mainly caused by increased raw material cost, (ii) Changes in the sales of our product mix and (iii) competition in the market. As a result, our gross profit margin was lower than the level we normally would expect. With the completion of the Company’s distribution network setup in Shandong, Jiangsu and Zhejiang, we intend to increase our sales in these regions in the near future to improve our gross profit margin, and we expect to have a margin recovery as the new market gains sales momentum and recovery of macroeconomic conditions in the energy industry. Moreover, we are working on research and development of better formula for blended fuel products to decrease our costs to increase our gross profit margin.

Selling Expenses

Our selling expenses consist primarily of employee compensation and benefits for our sales and marketing staff, expenses for promotional and advertising activities and expenses for leasing the oil storage tanks.

Selling expenses decreased by $1.58 million, or 54%, from $2.9 million for the year ended December 31, 2011 to $1.3 million for the year ended December 31, 2012. This decrease is mainly due to reduced sales promotion expenses and oil storage tank and other facility lease expenses. As a percentage of revenues, selling expenses decreased from 1.3% for the year ended December 31, 2011 to 0.6% for 2012.

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

General and administrative expenses increased $1.6 million, or 38%, from $4.1 million for the year ended December 31, 2011 to $5.7 million for the year ended December 31, 2012. The increase was caused by an increase in the depreciation expense, increase in the bad debt reserves, increase in professional services fees and consulting fees. As a percentage of revenues, general and administrative expenses increased from 1.9% for the year ended December 31, 2011 to 2.5% for 2012.

We expected that our overall general and administrative expenses would increase in connection with our re-organizing our corporate structure, initiate the going private efforts and hire more experienced management personnel in the near future.

Interest Expense

Interest expense increased by $3.4 million, from $2.5 million for the year ended December 31, 2011 to $5.9 million for the year ended December 31, 2012. The increase in interest expense was due to the following reasons: the Company borrowed total of $35 million bank loans and $96.7 million bank notes during 2012 (among which $30 million bank loans and $122.6 bank notes have been repaid as of December 31, 2012). Bank notes payable average balance increased to $44 million for the year ended December 31, 2012, from an average balance of $25 million for the same period in 2011. As discussed below, the Company had more loans from third parties with higher interest rates to fund the Company’s working capital in 2012.

Provision (Benefit) for Income Taxes

For the year ended December 31 2012, we reported income tax expense of $0.7 million after application of an income tax benefit of $0.75 million due to operating losses incurred during the year. For the same period in 2011, we reported an income tax provision of $2.5 million after application of income tax benefit of $39,683 due to operating loss carry-forward.

Net Income Attributable to the Company

Net income attributable to the Company decreased by $3.2 million, from a net income of $4.8 million for the year ended December 31, 2011 to $1.64 million for the year ended December 31 2012. The decrease in net income was mainly the result of the 11.8% decrease in profit margins of $1.9 million and an increase in interest expense of $3.4 million, offset by a decrease in income taxes of $1.8 million.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of approximately $1.6 million in our bank accounts, and additionally, we have set aside $9.1 million of restricted cash on bankers’ acceptance notes. We received a credit rating of AA- from our banks. Therefore we believe that we are able to renew current short-term bank loans upon maturity and obtain additional new bank loans, if necessary, during 2013. As disclosed in our subsequent event note 19 of our consolidated financial statements, we were able to obtain additional bank loan of $2.38 million (RMB 15 million) from Pingan Bank, we also negotiated another series of bank acceptance notes from Harbin Bank in the aggregate amount of $11.4 million. We are expecting to generate additional cash flows in the coming period of time from our new sales regions and an increase in our revenue during the upcoming sales season. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next 12 months.

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

Under the terms of the agreement with Jinghai, the Company is required to supply up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.04 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the year ended December 31, 2012 and 2011, Jinhai did not achieve the 20,000 tons sales target and accordingly no rebate was provided to Jinhai.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	As of December 31,
	2012	2011
Cash flow data:
Net cash (used in) provided by operating activities	(696,907)	3,494,668
Net cash provided by (used in) investing activities	41,298	(24,191,225)
Net cash provided by (used in) financing activities	(1,246,249)	10,987,572
Effect of exchange rate on cash	34,548	2,388,896
Net changes in cash	(1,867,310)	(7,320,088)
Cash at beginning of period	3,493,015	10,813,103
Cash at end of period	1,625,705	3,493,015

Operating Activities

Net cash used in operating activities for the year ended December 31, 2012 was approximately $0.69 million, which was primarily as a result of the following factors:

•	net income of $1.4 million;
•	decrease in accounts receivable of $1.6 million as a result of our efforts in collection;
•	decrease in inventories of $7.5 million as a result of increased sales volume in the expanded distribution network and fishing activities;
•	increase in advances to suppliers of $0.3 million because more advance payment has been paid to suppliers for the inventory purchase;
•	decrease in advances from customers of $4.9 million because the same amount has been recognized as revenue when products have been delivered to customers and when revenue recognition criteria have been met;
•	decrease in accounts payable of $9.3 million in line with decreased purchasing due to tightened inventory control policy;
•	decrease in tax payable of $1 million.

Net cash provided by operating activities for the year ended December 31, 2011 was approximately $3.4 million, which was primarily as a result of the following factors:

•	net income of $4.7 million;
•	increase in accounts receivable of US$13.8 million and advances from customers of US$6.4 resulting from more overall revenue and increased retail sales;
•	increase in inventories of US$4.2 million as a result of anticipating sales price will increase and an increase in advances to suppliers of $1.9 million resulting from increased prepayment for inventory rebuilding;
•	decrease in prepaid expenses of US$0.5 million due to decreased prepayment for services and deposits under signed agreements;
•	increase in accounts payable payable and accrued liabilities of US$16.9 million in line with increased purchasing; and
•	increase in other payable of US$0.5 million resulting from increased temporary borrowings from various parties.

Investing Activities

Cash provided by investing activities was $41,298 for the year ended December 31, 2012, which was attributable to:

•	expenditures in construction projects of $0.6 million to expand the production capacity in Shandong Rongcheng and Suzhou Wujiang area, and purchase of property and equipment of $0.3 million
•	decrease of $1.3 million of notes receivable because of the collection.
•	decrease of $1.3 million for deposit made for obtaining land use right.
•	increase of $1.7 million for obtaining leasehold right for operating 4 gas stations and a land use right.

Cash used in investing activities was $24.1 million for the year ended December 31, 2011, which was attributable to:

•	cash paid for deposit of US$1.3 million
•	cash paid for purchase of intangible assets of US$4.2 million
•	Note receivable US$1.3 million
•	expenditures in construction projects of US$17.4 million

Financing Activities

Cash used in financing activities was $1.2 million for the year ended December 31, 2012. It consists of net proceeds from short-term bank loans of $35 million, repayments of bank loans of $30 million, proceeds from bank notes of $96.7 million while repayment of bank notes of $122.6 million, decrease of restricted cash of $13.6 million due to decreased bank notes payable, and borrowings of $7.8 million in loans from third parties, repayment of $1.8 million loans to related party.

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

In the PRC, value added tax (VAT) of 17% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Accounts Receivable

Our accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed. The Company grants credit to customers with good credit standing with a maximum of 180 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company will not be able to collect all amounts due to it. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against trade and other receivables balances, with a corresponding charge recorded in the consolidated statements of income. Actual amounts received may differ from management's estimate credit worthiness and the economic environment. In the event the accounts become overdue, the Company would continue its best efforts to collect from customers until events or circumstances indicate that the amounts might not be collectible, then, a reserve against specific uncollectible amounts will be recorded.

Inventories

Our inventories are stated at the lower of cost or current market value. Costs include the cost of raw materials, freight, direct labor and related production overhead. Inventories are stated at cost upon acquisition. The cost of inventories is calculated using the weighted average method. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories.

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

Stock-Based Compensation

We use the Black-Scholes options pricing model to determine the fair value of stock options. The fair value of our restricted stock unit is calculated based on the fair value of Andatee’s stock on the date of grant. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions used.

Goodwill and Other Intangible Assets - The Company accounts for Goodwill and finite-life intangible assets in accordance with provisions of FASB -ASC Topic 350, Intangibles-Goodwill and Other. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment. Topic 350 requires that intangible assets with finite lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets.

Fair Value of Financial Instruments - The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses and notes payable approximates their recorded values due to their short-term maturities.

Income Taxes

We provide for income taxes in accordance with taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

In the normal course of business, the Company may be subject to challenges from taxing authorities regarding the amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions. Management determines whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2012 and 2011, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

New Accounting Pronouncements

There were no new pronouncements that would have a material impact on the financial position of the Company.

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

Our operating subsidiaries in China maintain their books and records in Renminbi (“RMB”), the currency of China. In general, for consolidation purposes, we translate the subsidiaries’ assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of comprehensive income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the financial statements of the Company’s Chinese subsidiaries are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars were as follows:

December 31, 2012         1 USD = 6.3011 RMB

December 31, 2011         1 USD = 6.3647 RMB

Our business is primarily conducted in China and all of our revenues are denominated in Renminbi. This report contains translations of Renminbi amounts into U.S. dollars at specified rates solely for the convenience of the reader. Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the noon buying rate in New York City for cable transfers in Renminbi per U.S. dollar as certified for customs purposes by the Federal Reserve Bank of New York. On March 25, 2013, the noon buying rate was approximately RMB6.21 to $1.00. No representation is made that the Renminbi amounts referred to in this report could have been or could be converted into U.S. dollars at any particular rate or at all.

Since July 2005, the Renminbi has not been pegged solely to the U.S. dollar. Instead, it is pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 0.5% each day. The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the future. See “Risk Factors — Risks Related to Doing Business in China.”

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

ITEM 8. Financial Statements and Supplementary Data

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

AND SUBSIDIARIES

INDEX TO THE FINANCIAL STATEMENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 - F-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND 2011	F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2012, AND 2011	F-4

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Andatee China Marine Fuel Services Corporation

We have audited the accompanying consolidated balance sheets of Andatee China Marine Fuel Services Corporation and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for the year ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, NY

April 16, 2013

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

/s/ Daszkal Bolton, LLP

Boca Raton, Florida

April 16, 2012

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$1,625,705	$3,493,015
Restricted cash	9,173,002	22,507,738
Accounts receivable, net	18,220,089	19,822,345
Notes receivable	-	1,319,779
Inventories, net	9,302,913	16,730,307
Advances to suppliers	16,387,613	16,272,434
Deposits for land use rights	698,291	1,969,544
Prepaid expense and other current assets	558,505	3,340,304
Deferred tax assets	840,540	84,687
Total current assets	56,806,658	85,540,153
Property, plant and equipment, net	40,880,091	42,016,328
Construction in progress	12,860,195	12,145,273
Intangible assets, net	8,953,602	7,636,462
Goodwill	1,213,036	1,200,915

Total assets	$120,713,582	$148,539,131
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,367,697	$18,566,838
Advances from customers	8,472,233	13,285,980
Short-term bank borrowings	9,314,247	4,242,148
Bank notes payable	19,679,104	45,092,463
Loan from third parties	9,413,436	1,571,166
Related party loans payable	509,255	2,032,963
Taxes payable	2,719,517	4,237,465
Other liabilities	1,777,089	906,804
Total liabilities	60,252,578	89,935,827

Commitments and contingencies

Equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,610,159 shares issued and 9,518,967 shares outstanding as of December 31, 2012 and December 31, 2011	9,610	9,610
Treasury stock, at cost; 91,192 shares	(497,693)	(497,693)
Additional paid-in capital	29,888,556	29,888,556
Accumulated other comprehensive income	4,297,827	3,850,092
Retained earnings	19,513,573	18,213,837
Statutory reserve	3,421,960	3,078,000
Total stockholders' equity of the Company	56,633,833	54,542,402
Noncontrolling interest	3,827,171	4,060,902
Total equity	60,461,004	58,603,304

Total liabilities and equity	$120,713,582	$148,539,131

The accompanying notes are an integral part to these consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the year ended December 31,
	2012	2011
Revenues	$228,813,813	$220,850,316
Cost of revenues	214,517,593	204,649,934
Gross profit	14,296,220	16,200,382

Operating expenses
Selling expenses	1,341,203	2,925,096
General and administrative expenses	5,670,875	4,105,837
Total operating expenses	7,012,078	7,030,933

Income from operations	7,284,142	9,169,449

Other income (expense)
Interest income	464,478	406,655
Interest expense	(5,942,231)	(2,545,951)
Other income (expense)	306,714	254,159

Total other income (expense)	(5,171,039)	(1,885,137)

Income before income tax provision	2,113,103	7,284,312

Provision for income tax	703,138	2,543,050

Net income	1,409,965	4,741,262
Less: net income attributable to noncontrolling interest	(233,731)	(107,570)
Net income attributable to the Company	$1,643,696	$4,848,832

Net income	1,409,965	4,741,262
Other comprehensive income
Foreign currency translation adjustment	447,735	2,043,687
Comprehensive income	1,857,700	6,784,949
Comprehensive income attributable to the noncontrolling interest	(233,731)	(107,570)
Comprehensive income attributable to the Company	$2,091,431	$6,892,519

Basic and diluted weighted average shares outstanding	9,610,159	9,755,289
Basic and diluted net earnings per share	$0.17	$0.50

The accompanying notes are an integral part to these consolidated financial statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011

	Common stocks
	Share	Amount	Treasury stock	Additional paid-in Capital	Accumulated other comprehensive (loss) income	Retained earings	Statutory reserve	Total stockholders’ equity	Non-Controlling Interest	Total
Balance as of December 31, 2010	9,610,159	$9,610	$(497,693)	$29,827,160	$1,806,405	$13,365,005	$3,078,000	$47,588,487	$2,324,373	$49,912,860

Options granted to directors	-	-	-	61,396	-		-	61,396	-	61,396
Options granted to management	-	-	-	-	-		-		-	-
Net income	-	-	-	-	-	4,848,832	-	4,848,832	(107,570)	4,741,262
Acquisition of 61% ownership in Suzhou Fusheng	-	-	-	-	-		-	-	1,834,690	1,834,690
Acquisition of 90% ownership in Wujiang Xinlang	-	-	-	-	-		-	-	9,409	9,409
Foreign currency translation adjustment	-	-	-	-	2,043,687		-	2,043,687	-	2,043,687
								-
Balance as of December 31, 2011	9,610,159	9,610	(497,693)	29,888,556	3,850,092	$18,213,837	$3,078,000	54,542,402	4,060,902	58,603,304

Net income	-	-	-	-	-	1,643,696	-	1,643,696	(233,731)	1,409,965
Appropriations to statutory reserve						(343,960)	343,960	-		-
Foreign currency translation adjustment	-	-	-	-	447,735		-	447,735	-	447,735

Balance as of December 31, 2012	9,610,159	$9,610	$(497,693)	$29,888,556	$4,297,827	$19,513,573	$3,421,960	$56,633,833	$3,827,171	$60,461,004

The accompanying notes are an integral part to these consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,409,965	$4,741,262
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	-	61,396
Depreciation	1,826,803	962,156
Amortization	483,205	75,793
Bad debt provision	543,798	158,733
Provision for obsolete inventories	46,731	-
Deffered tax benefit	(754,722)	-
Changes in operating assets and liabilities
Accounts receivable	1,610,536	(13,777,416)
Inventories	7,546,758	(4,187,886)
Advances to suppliers	(307,837)	(1,875,575)
Prepaid expense and other current assets	3,776,759	477,958
Accounts payable and accrued liabilities	(9,338,416)	16,928,103
Advances from customers	(4,946,044)	6,385,787
Taxes payable	(1,022,057)	(5,997,638)
Other liabilities	(1,572,386)	(458,005)
Net cash (used in) provided by operating activities	(696,907)	3,494,668

Cash flows from investing activities
Deposits for land use rights	1,290,662	(1,278,231)
Notes receivable	1,332,614	(1,319,779)
Net additions to construction in progress and property and equipment	(859,163)	(17,429,048)
Purchase of intangible assets	(1,722,815)	(4,164,167)
Net cash provided by (used in) investing activities	41,298	(24,191,225)

Cash flows from financing activities
Proceeds from short term loans	35,079,384	13,107,284
Repayment of short term loans	(30,051,938)	(13,569,939)
Proceeds from bank notes	96,773,170	45,092,463
Release from (Payments to) escrow account for collateral (restricted cash)	13,556,969	(5,484,968)
Repayments of bank notes	(122,632,230)	(31,761,396)
Proceeds from third-parties loans	7,823,556	1,571,166
(Repayments of) proceeds from related party loans	(1,795,160)	2,032,962
Net cash (used in) provided by financing activities	(1,246,249)	10,987,572

Effect of exchange rate changes on cash and cash equivalents	34,548	2,388,896

Net decrease in cash and cash equivalents	(1,867,310)	(7,320,088)

Cash and cash equivalents, beginning of year	$3,493,015	$10,813,103

Cash and cash equivalents, end of year	$1,625,705	$3,493,015

Supplemental cash flow information:
Interest paid	$5,063,860	$2,428,867
Income taxes paid	$2,323,632	$5,789,993

The accompanying notes are an integral part to these consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Basis of Presentation

Andatee China Marine Fuel Services Corporation (“Andatee” or “the Company”) was incorporated in the State of Delaware on July 10, 2009.

On October 19, 2009, the Company entered into a Share Exchange Agreement with Goodwill Rich International Limited, a Hong Kong based corporation (“Goodwill Rich”) and acquired all of the outstanding capital stock of Goodwill Rich.

Immediately prior to the share exchange, the Company had 50,000,000 shares of common stock, par value $0.001 per share, authorized. In connection with the Share Exchange Agreement, the Company issued to Goodwill Rich shareholders an aggregate of 8,000,000 shares of the common stock of the Company, at par value of $0.001 per share, so that upon completion of the Share Exchange, Goodwill Rich became the wholly owned subsidiary of the Company. Immediate after the share exchange, on October 19, 2009, the Company affected a 1.33334:1 reverse share split, which led to the number of common stock issued and outstanding decreased from 8,000,000 to 6,000,000 shares.

The above mentioned share exchange transaction has been accounted for as a reverse merger since there was a change of control. Accordingly, Goodwill Rich is treated as a continuing entity for accounting purposes.

Goodwill Rich owns 100% of the equity of Dalian Fusheng Petrochemical Company, a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“Fusheng”). On March 26, 2009, Fusheng entered into a series of variable interest entity agreements (the “VIE Agreements”) with Dalian Xingyuan Marine Bunker Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Xingyuan”), who is principally engaged in the production, storage, distribution and trading of blended marine fuel oil for cargo and fishing vessels in the PRC.

Under these agreements (including the Consulting Services Agreement, the Operating Agreement, the Equity Pledge Agreement, the Option Agreement and the Proxy and Voting Agreement), which obligate the Company, through Goodwill Rich and Fusheng, to absorb a majority of the risk of loss from Xingyuan’s activities and entitle the Company to receive a majority of Xingyuan’s residual returns. The Company, through Goodwill and Fusheng, has gained effective control over Xingyuan and its subsidiaries. Through these agreements, the Company now holds the variable interests of Xingyuan, and becomes the primary beneficiary of Xingyuan. Based on these agreements, Xingyuan is considered a Variable Interest Entity (“VIE”), because the equity investor in Xingyuan no longer has the characteristics of a controlling financial interest. Accordingly, Xingyuan is consolidated under ASC 810, “Consolidation.”.

Fusheng was incorporated on March 22, 2009 with registered capital of $19.33 million invested by Goodwill Rich. Fusheng has serveral 100% controlled subsidiaries including Shangdong Shengfu Petrochemical Company, Ltd.(“Shandong Shengfu”), Dalian Xifa Petrochemical Company, Ltd.(“Dalian Xifa”), Shandong Xifa Prochemical Company, Ltd. (“Shandong Xifa”), Shenzhen Shengfu Petrochemical Company, Ltd.( “Shenzhen Shengfu”). In July 2010, Fusheng acquired a 52% ownership of Hailong Petrochemical Company (“Hailong”).In December 2011, Fusheng acquired a 61% equity interest in Suzhou Fusheng Petrochemical Company ("Suzhou Fusheng") for RMB 12.2 million (approximately $1.93 million). Suzhou Fusheng owns storage tanks and land use rights to develop a riverside fuel oil pump station in Suzhou Wujiang City, Jiangsu Province. In December 2011, Fusheng acquired a 100% equity interest in Rongcheng Zhuoda Trading Co (“Zhuoda”) for RMB 13 million (approximately US$ 2 million). Zhuoda owns storage tanks with a capacity of 13,000 cubic meters in Rongcheng City, Shandong Province. In December 2011, Fusheng’s subsidiary Dalian Xifa Petrol Company acquired a 90% equity interest in Wujiang Xinlang Petrochemical Company ("Xinglang") for RMB 2.36 million (approximately US$ 370,000). Xinglang owns land use rights to develop a riverside fuel oil pump station in Wujiang City, Jiangsu Province.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Basis of Presentation (continued)

Xingyuan was established in September 2001 with an initial registered capital of RMB 30.01 million (approximate to USD 4.8 million). Its registered capital was increased to RMB 60.05 million (or USD 9.5 million) in 2008. Xingyuan originally held 100% ownership of Donggang Xingyuan Marine Fuel Company (“Donggang Xingyuan”), a company incorporated in Dalian, PRC, in April, 2008. In addition, in December 2008, Xingyuan acquired 90% ownership of Rongcheng Xinfa Petroleum Company (“Xinfa”) and 63% ownership of Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”). During 2011, the Company entered into a corporate reorganization, in which Xingyuan transferred its 90% ownership in Xinfa and 52% ownership in Mashan to Dalian Xifa Petrol Company, and transferred its 100% ownership in Donggang Xingyuan to Fusheng. The reorganization was accounted for at book value, as they were transactions between entities under common control. After the reorganization, Xingyuan remains the 63% ownership in Nanlian.

On January 26, 2010, the Company completed its initial public offering of common stock (“IPO”) of 3,134,921 shares of common stock at an offering price of $6.30 per share resulting in net proceeds to the Company of approximately $17.2 million, after deducting offering costs of $2.5 million. On March 4, 2010 the underwriters of the initial public offering of common stock had exercised their over-allotment option, which resulted in the issuance of an additional 470,238 shares of common stock resulting in net proceeds of $2.6 million to the Company, after deducting offering costs of $227,750. As a result, the Company has 9,610,159 of its common stocks issued and outstanding as of December 31, 2012.

The Company, its subsidiaries, its VIE and its VIE’s subsidiaries (collectively the “Group”) are currently principally engaged in the production, storage, distribution and trading of blended marine fuel oil for cargo and fishing vessels in the PRC.

The accompanying consolidated financial statements of Andatee have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules of the Securities and Exchange Commission. The consolidated financial statements of the Company reflect the principal activities of the following entities. The noncontrolling interests represent the minority stockholders’ interest in the Group’s majority owned subsidiaries. All material intercompany transactions have been eliminated.

Name of the entity	Place of Incorporation	Ownership Percentage
Andatee China Marine Fuel Services Corp.	Delaware	Parent
Goodwill Rich International Corp., (“Goodwill Rich”)	Hong Kong	100%
Dalian Fusheng Petrochemical Company ("Fusheng") (“WOFE”)	Dalian, China	WOFE, 100%
Dalian Xingyuan Marine Bunker Co., Ltd (“Xingyuan”) (“VIE”)	Dalian, China	VIE,100%
Shangdong Shengfu Petrochemical Company, Ltd.(“Shandong Shengfu”)	Shandong, China	100%
Dalian Xifa Petrochemical Company, Ltd.(“Dalian Xifa”),	Dalian, China	100%
Shandong Xifa Prochemical Company, Ltd. (“Shandong Xifa”)	Shandong, China	100%
Shenzhen Shengfu Petrochemical Company, Ltd.( “Shenzhen Shengfu”)	Shenzhen, China	100%
Donggang Xingyuan Marine Fuel Company (“Donggang Xingyuan”),	Donggang, China	100%
Rongcheng Zhuoda Trading Co (“Zhuoda”)	Shandong, China	100%
Wujiang Xinlang Petrochemical Company ("Xinglang")	Wujiang, China	90%
Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”).	Zhejiang, China	63%
Rongcheng Xinfa Petroleum Company (“Xinfa”)	Shandong, China	90%
Suzhou Fusheng Petrochemical Company ("Suzhou Fusheng")	Suzhou, China	61%
Hailong Petrochemical Company (“Hailong”)	Tianjin, China	52%
Rongcheng Mashan Xingyuan (“Mashan Xingyuan”	Shandong, China	52%
Shanghai Fusheng Petrochemical Company, Ltd.( “Shanghai Fusheng”)	Shanghai, China	100%

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the financial statements. Actual results could differ from those estimates. Significant estimates required to be made by management include, but are not limited to, useful lives of property, buildings and equipment, intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, notes receivable, inventories, deposits, advance to suppliers and prepaid expenses and other current assets. Actual results could differ from those estimates.

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

Translation of amounts from RMB into the US dollar has been made at the following exchange rates for the respective years:

	2012	2011
RMB/US$ exchange rate at December 31,	6.3011	6.3647

Average RMB/US$ exchange rate for the periods ended December 31,	6.3034	6.4735

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as estimated needed. The Company grants credit to customers with good credit standing with a maximum of 180 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company will not be able to collect all amounts due to it. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against trade and other receivables balances, with a corresponding charge recorded in the consolidated statements of income. Actual amounts received may differ from management's estimate credit worthiness and the economic environment. In the event the accounts become overdue, the Company would continue its best efforts to collect from customers until events or circumstances indicate that the amounts might not be collectible, then, a reserve against specific uncollectible amounts will be recorded.

Advances to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods received. The Company makes advances to suppliers for the purchase of certain materials and fuels. Advances to suppliers are short-term in nature and are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the advance become doubtful. The Company uses the aging method to estimate the allowance for uncollectible balances.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Historically, if the Company cannot receive goods within 180 days, and if the possibility of the suppliers repaying the advance becomes doubtful, the Company’s policy is to provide an allowance.

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

Raw materials include low-value consumables and other materials, which can be in use for more than one year but do not meet the definition of fixed assets. Reusable materials are amortized in half when received for use and in another half when cease to work for any purpose. The amounts of the amortization are included in the cost of the related assets or profit or loss.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenues under the FASB Codification Topic 605 ("ASC Topic 605"). Revenue is recognized when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when delivery occurs and when collection is probable.

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

In the normal course of business, the Company may be subject to challenges from taxing authorities regarding the amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions. Management determines whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2012 and 2011, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic “Accounting for the Impairment or Disposal of Long-Lived Assets”, certain assets such as property, plant, and equipment, and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets during the years ended December 31, 2012 and 2011.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in business acquisitions. The Company performs its impairment test annually. The Company determined that there was no impairment of goodwill during the years ended December 31, 2012 and 2011.

Intangible Assets

Intangible assets consist mainly of land use rights and software. Intangible assets are amortized using straight-line method over the life of the rights and assets.

Stock-Based Compensation

The Company measures share-based compensation at fair value, using the Black-Scholes options pricing model to determine the fair value of stock options. The fair value of the Company’s restricted stock unit is calculated based on the fair value of the Company’s stock on the date of grant. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions used.

Earnings per Share

The Company computes net earnings per share in accordance with FASB ASC Topic 260 Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for that period.

Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options, vesting of restricted stock units and conversion of preferred stock (none outstanding) for all periods, except in situations where inclusion is anti-dilutive. There are no dilutive potential common shares outstanding during the years ended December 31, 2012 and 2011, respectively. All stock options disclosed in Note 14 are anti-dilutive during the years ended December 31, 2012 and 2011.

Comprehensive Income

Comprehensive income consists of net income and net unrealized foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made in the 2011 financial statements to conform to the 2012 presentation.

Recent Accounting Pronouncements

There were no new pronouncements that would have a material impact on the financial position of the Company.

3. Accounts Receivable, net

The Company’s accounts receivable is summarized as follows:

	December 31, 2012	December 31, 2011
Trade accounts receivable	$18,585,916	$20,161,094
Allowances for doubtful accounts	(365,827)	(338,749)
Accounts receivables, net	$18,220,089	$19,822,345

4. Notes Receivable

On March 31, 2011, Fusheng entered into a loan agreement with a third party. In connection with the agreement, Fusheng provided a loan in the amount of RMB 8.4 million (US $1,319,779). Interest on the loan accrues at 6% per annum. . The amount was fully repaid in 2012.

5. Inventories, Net

The Company’s inventory consists of the following:

	December 31, 2012	December 31, 2011
Marine Fuel	$9,349,662	$16,730,307
Less: reserve for inventory obsolescence	(46,749)	-
Total Inventory, Net	$9,302,913	$16,730,307

As of December 31, 2012 and 2011, fuel inventory in the amount of $3,016,425 and $6,827,491, respectively, has been pledged as collateral for certain bank loans. See Note 11 below.

6. Advance to Suppliers, Net

Advance to suppliers represent the payments made to suppliers in advance for the purchase of certain materials and fuels. Advances to suppliers as of December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Advances to suppliers	$16,744,629	$16,272,434
Allowance for doubtful accounts	(357,016)	-
Advances to suppliers, net	$16,387,613	$16,272,434

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property, Plant and Equipment, Net

The Company’s Property, Plant and Equipment are summarized as follows:

	December 31, 2012	December 31, 2011

Property and buildings	$33,531,803	$33,190,784
Machinery, boiler and marine bunker equipment	10,217,678	10,332,042
Transportation vehicles	1,450,896	960,958
Office equipment	48,070	46,552
Leasehold improvement	66,922	66,254
Total	45,315,369	44,596,590
Less: Accumulated depreciation	(4,435,278)	(2,580,262)
Property, Plant and Equipment, net	$40,880,091	$42,016,328

Depreciation expense was $1,826,803 and $962,156 for the years ended December 31, 2012 and 2011, respectively.

Property and equipment with a net book value $25,778,015 and $13,661,524 has been pledged as collateral for certain bank acceptance notes and bank loans at December 31, 2012 and 2011, respectively. See Note 11 below.

8. Construction-in-Progress

The construction projects in progress at December 31, 2012 and 2011 are to build facilities to expand production capacity in Tianjin, Donggang, Rongcheng and Wujiang areas. Construction costs mainly represent construction expenditures and equipment costs not yet in service. The Company estimates to complete the construction projects by the second quarter of 2013.

The Company’s construction-in-progress is summarized as follows:

	December 31, 2012	December 31, 2011
Berth and berth improvements	$529,556	$114,372
Oil blending and storage tanks	12,330,639	12,030,901
Total	$12,860,195	$12,145,273

9. Intangible Assets, Net

The Company’s Intangible Assets are summarized as follows:

	December 31, 2012	December 31, 2011

Land use rights	$4,501,882	$4,096,747
Leasehold right	4,023,107	2,647,415
Licenses and permits	1,110,917	1,099,816
Software	27,881	20,425
Total	9,663,787	7,864,403
Less: accumulated amortization	(710,185)	(227,941)
Intangible assets, net	$8,953,602	$7,636,462

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Intangible Assets, Net (continued)

The details of land use rights are as follows:

Location	Land Size	Amount	Term
	(square meters)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$455,635	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$2,385,298	July 16, 2008 – May 15, 2058
Mashan Village, Chengshan Town, Shandong Province	3,659.57	$607,348	Government assignment
Linzi borough, Linzi City, Shandong Province	15,130.70	$118,487	Government assignment
Linzi District Qincheng Town, Shangdong Province	14,994.9	$363,786	Expires on October 31, 2062
Pingwang Town Suzhou City, Jiangsu Province	9,624.30	$571,328	September 1, 2011–January 30, 2055
Total Land Use Rights		$4,501,882

The Company’s related party pledged land use right with a net book value of $2,812,287 and $2,968,815 pledged as collateral for certain loans at December 31, 2012 and 2011 (see note 13 Short-term bank loans).

Amortization expenses for the years ended December 31, 2012 and 2011 were $483,205 and $75,793, respectively.

The estimated future amortization expenses are as follows:

For the twelve months ended December 31,
2013	$483,106
2014	483,906
2015	483,906
2016	478,552
2017	478,552
Thereafter	6,545,580
Total	$8,953,602

10. Related Party Transactions

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Related Party Transactions (continued)

During 2012, an investor group related to this majority shareholder provided advances to the Company in the aggregate amount of 97 million RMB (US$15,416,997). The funds were used for working capital purposes. Repayments of the advanced amounts are due upon demand, without interest, after August 31, 2012. As of September 30, 2012, the Company has repaid $10,271,347. The Company paid the remaining balance of $5,145,650 in the fourth quarter of 2012.

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance its working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had officer loans in the amount of $509,255 and $2,032,963 as of December 31, 2012 and 2011, respectively.

11. Short Term Bank Borrowings

The following is a summary of the Company’s short-term bank borrowings:

		December 31,	December 31,
		2012	2011

Baotou Commerce Bank:
Interest at 6.898%, payable August 19, 2012	(A)	$-	$2,042,516
Huaxia Bank:
Interest at 7.272%, payable February 6, 2012	(B)	-	2,199,632
Interest at 8.2%, payable February 7, 2013	(C)	1,745,727	-
Pingan Bank:
Interest at 6.72%, payable between April 30, 2013 and May 22, 2013	(D)	5,902,144	-
Interest at 6.72%, payable May 18,2013	(E)	1,666,376
Total		$9,413,247	$4,242,148

A.	Fully repaid in August 2012;

B.	Fully repaid in February 2012;

C.	On Jan 19, 2012, Dalian Fusheng entered into a loan agreement with Huaxia Bank to borrow $1,745,727 (RMB 11 million) as working capital for one year through February 7, 2013 with annual interest rate of 8.2%. The Company pledged fuel oil inventory of 3,727 tons valued at RMB 19 million (or USD 3,016,425) as collateral for this loan. The loan was subsequently repaid upon maturity in February 2013;

D.	On October 16, 2012, the Company’s subsidiary Dalian Fusheng entered into a line of credit agreement with Pingan Bank for RMB 300 million (from October 16, 2012 to April 5, 2014) with a floating interest rate. The interest rate is based on the 120% of same period benchmark interest rate. On October 30, 2012, the Company borrowed RMB 10 million under this facility and pledged oil storage tanks valued at RMB 16,132,900 (or USD 2,560,331) as collateral for this loan. In addition, on November 15, 2012, another RMB 3 million was borrowed under this facility and a related party pledged a land use right of 22,572 square meters, valued at RMB 6 million (or USD 952,215) as collateral. On November 23, 2012, additional RMB 25 million was borrowed under this facility and the Company pledged oil storage tanks valued at RMB 62,296,947 (or USD 9.8 million) as collateral .

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Short Term Bank Borrowings (continued)

E.	On September 3, 2012, the Company’s subsidiary Dalian Xingyuan entered into a loan agreement with Pingan Bank to borrow RMB 10.5 million for six months (from November 19, 2012 to May 18, 2013). The interest rate is based on the 120% of same period benchmark interest rate. The Company’s related party pledged land use right of 52,210 square meters valued at RMB 17,720,500 (or USD 2,812,287) as collateral for this loan.

Weighted average interest rate on short-term bank borrowings for the years ended December 31, 2012 and 2011 was 7% and 7.3% respectively. Weighted average borrowings for the year ended December 31, 2012 and 2011 was approximately $12.8 million and $5 million, respectively.

12. Loan From Third Parties

Loans from unrelated third parties consist of the following:

		December 31,	December 31,
Loans from third-parties		2012	2011
Beijing Biyun Lantian Energy Development Co.
Interest at 1%, payable December 31, 2012	(a)	$-	$1,571,166
Lishu Xinda Goods Trading Company
Bearing 6% interest, payable May 31, 2013	(b)	1,269,620	-
Dalian Jinhan Development Company
Bearing 6% interest, payable April 24, 2013	(c)	1,587,024	-
Dalian Jiahui Advertising Company			-
Bearing 6% interest, payable May 31, 2013	(d)	238,054
Xu Yaling	(e)	2,221,834
Loan from other individuals	(f)	4,096,904
Total loan from third parties		$9,413,436	$1,571,166

(a) In May 2011, the Company received short term loans of RMB 10 million ($1,571,166) from Beijing Biyun Lantian Energy Development Co. as working capital. The loan was unsecured, matured nine months from date of issuance, and accrued monthly interest at a rate of 1.0%. In March 2012, the loan was extended for nine months, and became due on December 31, 2012. The loan was repaid upon maturity.

(b) On November 20, 2012, the Company received short term loans of RMB 8 million ($1,269,620) from an unrelated third-party Lishu Xinda Goods Trading Company as working capital. The loan is unsecured, bears interest rate of 6% and is due on May 31, 2013.

(c) On October 14, 2012, the Company received short term loans of RMB 10 million ($1,587,024) from an unrelated third-party Dalian Jinhan Development Company as working capital. The loan is unsecured, bears interest rate of 6% and is due on April 24, 2013.

(d) On November 25, 2012, the Company received short term loans of RMB 1.5 million ($238,054) from an unrelated third-party Dalian Jiahui Advertising Company as working capital. The loan is unsecured, bears interest rate of 6% and is due on May 31, 2013.

(e) On August 20, 2012, the Company received short term loans of RMB 14 million ($2,221,834) from an unrelated third-party Xu Yaling as working capital. The loan is unsecured, bears interest rate of 6% and is due on April 30, 2013.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Loan From Third Parties(continued)

(f) Loans from several individuals bear interest rate of 4% to 6% and are unsecured and due within six to twelve months (from May 2012 to April 2013).

13. Bank Notes Payable

The Company has credit facilities with Pingan Bank and Huaxia Bank that provide for working capital in the form of the following bank acceptance notes at December 31, 2012:

Beneficiary	Endorser	Origination Date	Maturity Date	Interest rate	Amount
Dalian Xingyuan Marine Bunker Co.	Huaxia Bank	08-1-2012	01-01-2013	4.8%	$7,141,610
Dalian Fusheng PetroChemical	Pingan Bank	08-29-2012	02-28-2013	4.8%	3,174,049
Dalian Fusheng PetroChemical	Pingan Bank	08-30-2012	02-28-2013	4.8%	1,587,024
Dalian Fusheng PetroChemical	Pingan Bank	09-04-2012	03-04-2013	4.8%	4,761,074
Dalian Fusheng PetroChemical	Pinan Bank	09-11-2012	03-10-2013	4.8%	3,015,347
Total					19,679,104

The Company has pledged fuel oil tanks and other fixed asset valued approximately $13.3 million (RMB 84 million) as collateral. In addition, the Company is required to hold restricted cash of $9,173,002 with Pingan Bank and Huaxia Bank as additional collateral against these bank acceptance notes. All the outstanding bank notes payable have been subsequently repaid as of March 10, 2013.

14. Stock Options

Under the Company’s 2009 Equity Incentive Plan, a total of 5,000,000 shares of common stock have been reserved for grants of stock-based awards. The Company has granted a total of 470,125 options pursuant to the Plan as of December 31, 2012.

On July 14, 2010, the Company granted a total of 160,000 options to two executive officers. The options have a 3-year life and with an exercise price of $4.27 per share, the fair value of the stock on the date of grant. Of the options granted, 60,000 vested immediately, with the remainder vesting on each anniversary date of the grant over the next two years in the increment of 50,000 shares. The Company recognized $141,020 as stock based compensation in relation to this issuance for the year ended December 31, 2010. The remaining options have been cancelled or forfeited in 2012.

On October 25, 2010, the Company granted a total of 39,000 options to three independent directors. The options have a 3-year life and with an exercise price of $4.97 per share, the fair value of the stock on the date of grant. The options vested immediately, and the Company recognized $102,689 as related stock based compensation charge.

On July 1, 2011, the Company granted a total of 48,000 options to three independent directors. The options have a 3-year life and a per share exercise price of $2.38 per share, the fair value of the stock on the date of grant. All the options vested immediately, and the Company recognized $61,396 as a related stock based compensation charge.

On July 1, 2011, the Company granted a total of 210,000 options to two executive officers. The options have a 3-year life and a per share exercise price of $2.38 per share, the fair value of the stock on the date of grant. On July 29, 2011, these options were forfeited

The fair value of our stock options was estimated using the Black-Scholes valuation model. The determination of the fair value of stock options on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables that may have a significant impact on the fair value estimate.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Stock Options (continued)

The weighted-average assumptions and value of options granted are summarized as follows:

Expected volatility	86%
Risk-free interest rate	1.13%
Expected dividend yield	0%
Expected life (in years)	3.25
Weighted-average estimated value	$2.77

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

The following is a summary of the stock options activity during the years ended December 31, 2012 and 2011:

	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2010	212,125	$4.52
Granted	258,000	$2.38
Forfeited	(210,000)	$-
Exercised	-	$-
Balance at December 31, 2011	260,125	$4.05
Granted	-	$-
Forfeited	(160,000)	$-
Exercised	-	$-
Balance at December 31, 2012	100,125	$4.05

15. Restricted Net Assets

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Restricted Net Assets (continued)

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

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer a portion of their net assets to the Company. The restricted amounts as determined pursuant to PRC statutory laws totaled approximately US$3,421,960 and US$3,078,000 at December 31, 2012 and 2011, respectively.

16. Taxes

(a)	Corporate Income taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Andatee Marine Fuel Services Corp.	U.S.A
Goodwill Rich International	Hong Kong
Fusheng, Xingyuan and their subsidiaries	PRC

United States

The parent Company Andatee China Marine Fuel Services Corp. was incorporated in the United States and has incurred net operating loss for U.S. federal income tax purposes for 2012 and 2011. Andatee had loss carry forwards of approximately $901,953 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2032. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance as of December 31, 2012 and 2011 was approximately $306,000. The changes in valuation allowance for the year ended December 31, 2012 and 2011 was $-0- and $306,000, respectively.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Taxes (continued)

Hong Kong

The Company’s wholly owned subsidiary Goodwill Rich was incorporated in Hong Kong and is subject to Hong Kong corporate income tax at a rate of 16.5% on the estimated assessable profits arising from Hong Kong. Goodwill Rich has not earned any income that was derived in Hong Kong since inception and therefore was not subject to Hong Kong income tax. As of December 31, 2012 and 2011, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to approximately $2,596,930 and $1,686,372 respectively, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for Hong Kong income tax purposes. Accordingly, the Company has provided a 100% deferred tax asset valuation allowance at December 31, 2012 and 2011, and no deferred tax asset benefit has been recorded. The valuation allowance as of December 31, 2012 and 2011 was approximately $428,000 and $278,000, respectively. The changes in valuation allowance for the year ended December 31, 2012 and 2011 was $150,000 and $278,000, respectively.

PRC

The Company’s wholly owned subsidiary Dalian Fusheng and its subsidiaries, VIE Dalian Xingyuan and its subsidiary in China are governed by the Income Tax Law of the People’s Republic of China, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments.

The following table reconciles the statutory rates to the Company’s effective tax rate for the periods indicated:

	December 31,	December 31,
	2012	2011

U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
Hong Kong income tax	-	-
China Statutory income tax rate	25	25
Non-deductible expenses-permanent difference	8.3	9.9
Effective tax rate	33.3%	34.9%

The provision for income taxes consists of taxes on income from operations plus unrecognized tax benefits plus changes in deferred taxes for the periods ended:

	As of December 31,
	2012	2011

Current	$1,457,860	$2,582,733
Deferred	(754,722)	(39,683)
Total	$703,138	$2,543,050

Deferred income tax reflects the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forward. Some of the Company’s subsidiaries have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to approximately $3,020,000 as of December 31, 2012 and expire through 2017. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Taxes (continued)

The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors.

For the year ended December 31, 2012 and 2011, management concluded PRC deferred tax assets would be realized in the future. Accordingly, the Company recorded a deferred tax benefit of $754,722 and $39,683 from loss carryover for the year ended December 31, 2012 and 2011, respectively. The company believes it can utilize the deferred tax asset to offset future taxable income. Therefore, no valuation allowance has been provided as of December 31, 2012 and 2011.

The components of deferred tax assets as of December 31, 2012 and 2011 consist of the following:

	December 31,	December 31,
	2012	2011
Deferred tax assets-beginning balance	$84,687	$45,004
Net operating loss of subsidiaries	754,722	39,683
Effect of foreign currency exchange rate	1,131	-
Deferred tax assets, ending balance	$840,540	$84,687

As of December 31, 2012, the tax years ended December 31, 2008 through December 31, 2012 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

(b) Value added tax

The Company is subject to a value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities that a penalty is due.

(c) Taxes Payable

Taxes Payable consisted of the followings:

	December 31,	December 31,
	2012	2011
Income Tax Payable	$272,557	$1,128,398
VAT Payable	1,765,953	2,082,929
Other Tax Payable	681,007	1,026,138
Total	$2,719,517	$4,237,465

17. Commitment and Contingencies

Lease Obligation

The Company has entered into several agreements for the lease of storage facilities, offices premises and berth use rights.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Commitment and Contingencies (continued)

The leases are for one to ten years range, and may be extended at the management’s option. Management believes that they will remain at these facilities for the next ten years and have estimated that the commitments for minimum lease payments under these operating leases are approximately $2.4 million.

The Company’s commitment for minimum lease payments under these operating leases for the next five years and thereafter is as follows:

For the twelve months ended December 31,
2013	$315,514
2014	267,316
2015	267,316
2016	267,316
2017	267,316
Thereafter	1,069,264
Total	$2,454,042

Nalian Purchase Agreement

In connection with Xingyuan's purchase of the 63% ownership interest in Nalian in December 2005, the Company may become obligated to purchase the remaining 37% ownership interest for RMB 8,880,000 (approximately $1.3 million), upon exercise of the shareholder's option to put the shares to the Company. The Company expects to complete the Nanlian purchase in late 2013.

Supply Agreements

In September 2010, the Company executed 10-year agreements to supply marine fuel to Haiyu Fishery Limited Corporation ("Haiyu") and Jinghai Group ("Jinghai"). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province.

Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area.The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.04 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the year ended December 31, 2012 and 2011, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

Settlement Receivable

In late June 2012, the Company became aware of certain misappropriations of Company assets. The Company engaged a Shanghai accounting firm to perform an inquiry, conclusions of which were provided to the Company’s management in late July. The report findings identified four instances of misappropriation by an employee during June and July 2012 from several Company managed locations close to Shanghai, which aggregate to approximately 709 tons of fuel with a cost of approximately RMB 3,743,000 (approximately USD$592,000) and cash in the amount of RMB 469,000 (approximately USD$74,000). The employee’s position at the Company has been terminated. On August 13, 2012, the Company entered into a settlement agreement with the former employee, pursuant to which the Company has recovered all the cash and fuel in the fourth quarter of 2012. The Company has been reviewing its internal controls and procedures to ensure, to the extent possible, that no such event can occur again in the future.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Concentration of Risks

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

As of December 31, 2012, all of the Company’s cash was on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

For the year ended December 31, 2012, two customers accounted for 33.1% and 10.5% of the Company’s total revenues. For the year ended December 31, 2011, no single customer accounted for more than 10% of the Company’s total revenues.

For the year ended December 31, 2012, 18.2% and 13.4% of the Company’s raw materials came from two suppliers. For the year ended December 31, 2011, 14.1% of the Company’s raw materials came from one supplier.

19. Subsequent Events

In January 2013, the Company, together with two third-parties, Dalian Lianzon Marine Group (“Lianzon”) and Dalian Lianye Investment Consulting Co., Ltd. (“Lianye”), jointly formed a new entity Dalian Haode Petroleum and Chemical Co., Ltd. (“Haode”), in which the Company invested RMB 8 million (approximate to $ 1.26 million) for a 20% ownership interest in Haode. Haode will be engaging in chemical product sales, marine fuel material purchase and trading, logistics and other consulting services in PRC.

On January 7, 2013, the Company filed application with local government authority to terminate the operation of its subsidiary, Shandong Shengfu. The application was approved by local government on March 7, 2013.

Pursuant to a Board Resolution of Tianjin Hailong dated on January 18, 2013, Dalian Fusheng transferred its 51.952% ownership interest in Tianjin Hailong to Tianjin Hailong's two individual shareholders Mr. Niu Jinfu and Mr.Zhao Guohua for RMB 5.46 million (about $0.86 million). After such transfer, Tianjin Hailong’s operations will not be consolidated. As of December 31, 2012, Tianjin Hailong’s total assets, total liabilities, total revenue and total net loss amounted to $4.2 million, $3.7 million, $1.4 million and $0.34 million, respectively.

On February 7, 2013, the Company’s subsidiary Dalian Xingyuan entered into a series of agreements with Harbin Bank to borrow an aggregate amount of RMB 72 million (US$11.4 million) as working capital. The bank notes bear interest at an annual rate of 7% and mature six months from issuance.

On February 27, 2013, the Company's subsidiary Dalian Xingyuan entered into a short term bank loan agreement with Pingan Bank Dalian Branch to borrow RMB 15 million (approximate to $2.38 million) as working capital for six months (from February 27, 2013 to August 27, 2013). The loan bears a variable annual interest rate of 7.28%, which can be adjusted up 30% on a quarterly basis. The loan has no collateral requirement.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 18, 2012, the Company received a notice from Daszkal Bolton LLP, the Company’s independent registered public accounting firm (“DB”) stating that, effective October 20, 2012, DB would cease its services as the Company’s independent auditors. DB cited “changes in the marketplace” for its inability to continue to provide services to the Company. DB reported on the Company’s financial statements for the year ended December 31, 2011. The DB reports on the Company’s financial statements as of December 31, 2011 and for the fiscal year ended December 31, 2011 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's the fiscal year ended December 31, 2011 and the interim period through the effective date of DB's resignation, (i) there were no disagreements with DB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to DB’s satisfaction, would have caused DB to make reference to the subject matter of such disagreements in its reports on the Company’s consolidated financial statements for such year, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On November 8, 2012, the Company engaged the services of Friedman LLP (“Friedman”) as the Company’s new independent registered public accounting firm to audit the Company’s balance sheet as of December 31, 2012, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Friedman will also perform a review of the Company’s unaudited quarterly financial information as of and for the quarters ending September 30, 2012, March 31, 2013 and June 30, 2013. The decision to engage Friedman was approved and recommended by the Audit Committee of the Company’s Board of Directors. During each of the Company’s two most recent fiscal years and through the date of this report, (a) the Company has not engaged Friedman as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) the Company or someone on its behalf did not consult Friedman with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

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

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of the Evaluating Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our the Evaluating Officers concluded that our disclosure controls and procedures were not effective as of the period covered, due to the reasons set forth below, and due to the material weaknesses in our internal control over financial reporting as discussed below under “Management’s Report on Internal Control Over Financial Reporting.” Accordingly, management cannot provide reasonable assurance of achieving the desired control objective. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions and the continued integration of these businesses. We have contracted to install new financial systems and that process is currently expected to be completed in July 2013. We will continue to address deficiencies as resources permit.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

Control Environment

Inadequate Written Policies and Procedures: Based on our management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2012. Management identified certain policies and procedures as inadequate and others as lacking in appropriate documentation. Management plans to enhance existing policies and procedures and prepare formal written documentation as appropriate. In addition, there continues to be a lack of consistent review procedures performed by management and also a lack of a formal control design structure for the review of external financial data.

Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2012. Although we believe that we have established appropriate transaction approval criteria, we do not have sufficient personnel to provide an independent review of journal entries, account analyses, monitoring or adequate risk assessment functions.

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

Information and Communication

Timeliness and Adequacy of Financial Reporting Disclosures: Our CEO and CFO concluded that our internal controls were not effective as of December 31, 2012 due to inherent weaknesses present in the preparation of financial statements and related disclosures as a result of our limited financial personnel, information technology infrastructure and other resources. However, management believes that, given the size and scope of our business, that all material information was communicated to management within a time frame that was adequate for management to make informed business and reporting decisions. We are currently in the process of installing a new financial system in order to address some of these concerns.

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

Except as specifically described above, there was no change in our internal control over financial reporting during our fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers as of December 31, 2012. Our Board oversees the business affairs of our company and monitors the performance of management. Under our Bylaws, the Board size may not exceed 6 members. Presently, there are five Board members. At each annual meeting, shareholders elect directors for a full term or the remainder thereof, as the case may be, to succeed those whose terms have expired. Each director holds office for the term for which he or she is elected or until his or her successor is duly elected. Officers are appointed by, and serve at the pleasure of, our Board.

Name	Age	Position

An Fengbin	46	Chairman, President and Chief Executive Officer
Wang Hao	39	Chief Financial Officer (8)
Sun Xun	44	Chief Operating Officer
Bai Jinhai	73	Chief Technology Officer
Wen Jiang	49	Independent Director (1)(2)(3)(4)
Yudong Hou	44	Independent Director (1)(2)(3)
Zhenyu Wu	34	Independent Director (1)(2)(3)
Francis N.S. Leong	68	Lead Independent Director (5)
Haipeng Wang	33	Chief Financial Officer (6)
Wen Tong	36	Director, Chief Financial Officer (7)

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee; Chairman of the Audit Committee effective as of April 12, 2013.
(4)	Audit Committee financial expert.
(5)	Resigned effective as of February 12, 2013 for personal reasons.
(6)	Appointed as the Company’s CFO in January 2012 following Wen Tong’s resignation. Resigned effective as of November 23, 2012 for personal reasons.
(7)	Resigned as the Company’s CFO and director in January 2012 and November 2012, respectively. Both resignations were not for cause and not due to any disagreement with the Company.
(8)	Appointed as the Company’s CFO effective as of December 17, 2012.

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

Wang Hao has served as our Chief Financial Officer since December 17, 2012. From August 2007 to May 2010, Mr. Wang was Chief Financial Officer and Vice President of BoYuan Construction Group, Inc., a residential and commercial construction company in the People’s Republic of China (BOY.TO). From May 2010 to December 2012, Mr. Wang was Chief Executive Officer of Business International Capital Limited, a financial consulting firm.

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

Zhenyu Wu has served as our director since November 15, 2012. During the past six years, Dr. Wu has held a number of academic appointments and offices at the institutions of higher learning in Canada. Specifically, since 2012, he has held positions of a tenured Associate Professor and Canada Research Chair (Tier 2) in Entrepreneurship and Innovation at the University of Manitoba. In 2011, he joined the same institution as a tenured Associate Professor and Stu Clark Professor of Financial Management. Prior to that, he was an Associate Professor at University of Saskatchewan (2007-2011). Dr. Wu holds a Ph.D in Finance, an MBA, and a Master of Arts degree in Economics from University of Calgary (2007, 2002 and 2001, respectively). He is widely published on matters of corporate governance and entrepreneurial finance, and brings to the Company and its Board his expertise and substantial experience in those areas.

Francis N.S. Leong has served as our director since July 2009. From 2003 to present, Mr. Leong has served as a Principal at Sungai River, Inc., an international financial consulting firm. Mr. Leong also holds directorships on the Boards of several public companies, including Boyuan Construction Group, Inc., a Chinese construction company (BOY - Toronto Stock Exchange Venture Board); and China Industrial Waste Management, Inc., an industrial waste collection company based in Dalian, China (CIWT - OTC-BB). Mr. Leong holds a Bachelor of Commerce degree from National Chengchi University in Taipei, Taiwan (1968) and a Master’s degree in Public Administration from Marriott School of Management, Brigham Young University, (1975). Francis N.S. Leong brings years of public company and accounting experience and expertise to his work on the Board and its standing committee. Mr. Leong resigned as our director in February 2013.

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

Yudong Hou was appointed as our director effective as of September 13, 2010. Prior to this appointment, Mr. Hou has been Managing Director of Eastern Link Capital, an investment firm that seeks late stage and middle market investment opportunities in China. Prior to that, he served in various executive positions in a leading Chinese securities and investment bank, GF Securities, Inc. including as its Executive Vice President at the investment banking group, investment management group and GF Northern Securities, Inc.; Mr. Hou was employed at Edward Jones in Newton, MA, as an investment representative and at Waddell & Reed Financial in Worcester, MA.; he also served as Vice President and Chief Financial Officer of IDG Technology Venture Investment Company in Beijing, China. Mr. Hou holds a Bachelor’s degree in Accounting from Economic Management School, North China University of Technology, Beijing, China (1992) and a Master’s degree in Finance from Sawyer School of Management Suffolk University (1999). He also holds FINRA Series 6, 7 and 63 securities licenses. Yudong Hou brings to the Company, its Board and standing committees his expertise and substantial experience in the areas of investment banking, venture capital and capital finance.

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

Dismissal of Shareholder Complaints

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

Audit Committee

The Audit Committee assists the Board in the oversight of the audit of our consolidated financial statements and the quality and integrity of its accounting, auditing and financial reporting processes. The Audit Committee is responsible for making recommendations to the Board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the standards provided by the Nasdaq Stock Market. Zhenyu Wu (Chairman), Yudong Hou and Wen Jiang are all members of the Committee. Our Board has also determined that Mr. Wen Jiang qualifies as an ‘‘audit committee financial expert’’ as defined under the federal securities laws. He is an “independent” member of our Board as defined under Rule 10A-3 under the Exchange Act.

Compensation Committee

The duties of the Compensation Committee include establishing any director compensation plan or any executive compensation plan or other employee benefit plan which requires shareholder approval; establishing significant long-term director or executive compensation and director or executive benefits plans which do not require stockholder approval; determination of any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee's authority; determining the overall compensation policy and executive salary plan; and determining the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO. Although a number of aspects of the CEO’s compensation may be fixed by the terms of his employment contract, the Compensation Committee retains discretion to determine other aspects of the CEO’s compensation. The CEO reviews the performance of the executive officers of the Company (other than the CEO) and, based on that review, the CEO makes recommendations to the Compensation Committee about the compensation of executive officers (other than the CEO). The CEO does not participate in any deliberations or approvals by the compensation committee or the Board with respect to his own compensation. The Compensation Committee makes recommendations to the Board about all compensation decisions involving the CEO and the other executive officers of the Company. The Board reviews and votes to approve all compensation decisions involving the CEO and the executive officers of the Company. The Compensation Committee and the Board will use data, showing current and historic elements of compensation, when reviewing executive officer and CEO compensation. The Committee is empowered to review all components of executive officer and director compensation for consistency with the overall policies and philosophies of the Company relating to compensation issues. The Committee may from time to time delegate duties and responsibilities to subcommittees or a Committee member. The Committee may retain and receive advice, in its sole discretion, from compensation consultants. The Compensation Committee does not currently employ compensation consultants in determining or recommending the amount or form of executive and director compensation. None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee. Wen Jiang is the Chairman of the Compensation Committee; Zhenyu Wu and Yudong Hou are the other two members of this committee.

Nominating and Governance Committee

The Nominating and Governance Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Nominating and Governance Committee also annually assesses and reports to the Board on Board and Board Committee performance and effectiveness and reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees. Yudong Hou is the Chair of this Committee; Zhenyu Wu and Wen Jiang are the other two members on the Committee.

Shareholders meeting the following requirements who want to recommend a director candidate may do so in accordance with our Bylaws and the following procedures established by the Nomination and Governance Committee. The Board will consider all director candidates recommended to the Nomination and Governance Committee by shareholders owning at least 5% of our outstanding shares at all times during the year preceding the date on which the recommendation is made that meet the qualifications established by the Board. To make a nomination for director at an annual meeting, a written nomination solicitation notice must be received by the Nomination and Governance Committee at our principal executive office not less than 120 days before the anniversary date our proxy statement was mailed to shareholders in connection with our previous annual meeting. The written nomination solicitation notice must contain the following material elements, as well as any other information reasonably requested by us or the Nomination and Governance Committee:

· the name and address, as they appear on our books, of the shareholder giving the notice or of the beneficial owner, if any, on whose behalf the nomination is made;

· a representation that the shareholder giving the notice is a holder of record of our common stock entitled to vote at the annual meeting and intends to appear in person or by proxy at the annual meeting to nominate the person or persons specified in the notice;

· complete biography of the nominee, as well as consents to permit us to complete any due diligence investigations to confirm the nominee’s background, as we believe to be appropriate;

· the disclosure of all special interests and all political and organizational affiliations of the nominee;

· a signed, written statement from the director nominee as to why the director nominee wants to serve on our Board, and why the director nominee believes that he or she is qualified to serve;

· a description of all arrangements or understandings between or among any of the shareholder giving the notice, the beneficial owner, if any, on whose behalf the notice is given, each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder giving the notice;

· such other information regarding each nominee proposed by the shareholder giving the notice as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC had the nominee been nominated, or intended to be nominated, by our Board; and

· the signed consent of each nominee to serve as a director if so elected.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC. Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, the Company believes that, except for Form 3 for Haipeng Wang filed on January 31, 2012 (which was inadvertently filed late), all such reports were timely filed as necessary by the executive officers, directors and security holders.

Code of Ethics

Our Board has adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics codifies the business and ethical principles that govern our business. The Code of Ethics is designed to deter wrongdoing and to promote:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us
·	Compliance with applicable governmental laws, rules and regulations;
·	The prompt internal reporting of violations of the ethics code to an appropriate person or persons identified in the code; and
·	Accountability for adherence to the Code of Ethics.

Copies of the charters of all three standing committees and of the Code are available on the Company’s corporate website, http://www.andatee.com, and will be provided to any stockholder without charge upon the written request to our corporate secretary.

ITEM 11. Executive Compensation

Compensation of Directors and Executive Officers

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2012 and 2011, respectively, of our (i) Chief Executive Officer, (ii) Chief Financial Officer, and (iii) all other executive officers (collectively, the “named executive officers”):

•	An Fengbin — President and Chief Executive Officer (Principal Executive Officer)
•	Wen Tong — Chief Financial Officer; resigned in January 2012.
•	Haipeng Wang — Chief Financial Officer; resigned in November 2012.
•	Wang Hao — Chief Financial Officer (Principal Financial Officer); appointed in November 2012.

Name and principal position	Year	Salary	Bonus	Option Awards (5)	All Other Compensation	Total

An Fengbin, President and CEO (1)	2012	$150,000	-	-	-	$150,000
	2011	$150,000	-	-	-	$150,000

Wen Tong (2)	2012	-	-	-	-	-
	2011	$50,000				$50,000

Haipeng Wang (3)	2012	$50,000	-	-	-	$50,000

Wang Hao (4)	2012	$75,000	-	-	-	$75,000

(1)	The material terms and provisions of Mr. An’s Employment Agreement are disclosed below. On July 14, 2010, the Board, following the review and recommendation of the Compensation Committee of the Board, approved and adopted (i) an increase to An Fengbin’s annual base salary from USD$125,000 to $150,000, effective as of January 1, 2010; (ii) consistent with the terms and provisions of the Employment Agreement, an award Mr. An a one-time short term variable incentive pay in the amount of USD$125,000, which represents approximately 1.4% of the Company’s net income before taxes for the fiscal year ended December 31, 2009, and (iii) a grant of 100,000 stock options, vesting as follows: 40,000 options vesting on the date of the grant, 30,000 options - on the 1st anniversary of the grant and the remaining 30,000 options - on the 2nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010. Except as set forth above and footnote (2) below, there were no option grants, option exercises, options outstanding or stock vested in 2010 or 2009. We do not offer any pension benefit plans to our employees. In 2011, Mr. An’s salary was $150,000 and no other compensation was paid to him.

(2)	On July 14, 2010, the Board approved and adopted an increase to Wen Tong’s annual base salary from USD$16,000 to $50,000, effective as of January 1, 2010. The Board also approved a grant in the amount of 60,000 stock options, vesting in 3 equal annual installments as follows: 20,000 options vesting on the date of the grant, 20,000 options - on the 1st anniversary of the grant and the remaining 20,000 options - on the 2nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010. In 2011, Mr. Wen’s salary was $50,000 and no other compensation was paid to him. Mr. Wen resigned as our Chief Financial Officer in January 2012.
(3)	Resigned as the Company’s CFO effective as of November 23, 2012.
(4)	Appointed as the Company’s CFO effective as of December 17, 2012.
(5)	Option Awards represent the grant date fair value of options in 2011, calculated in accordance with FASB ASC Topic 718. No options were granted in 2012. For the purposes of making the option calculation for 2011, the following assumptions were made: (a) weighted expected life (years) - 3; (b) volatility - 83.70%; (c) dividend yield - 0.0%; and (d) weighted discount rate - 0.85% for the 2011 year option grant.

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

Outstanding Equity Awards at December 31, 2012

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

An Fengbin (1)(3)	100,000	-		July 14, 2020

Wen Tong(2)(3)	60,000	-	$4.27	July 14, 2020

(1)	On July 14, 2010, the Board, following the review and recommendation of the Compensation Committee of the Board, approved, among other things, a grant of 100,000 stock options, vesting as follows: 40,000 options vesting on the date of the grant, 30,000 options - on the 1st anniversary of the grant and the remaining 30,000 options - on the 2nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010.
(2)	On July 14, 2010, the Board, following the review and recommendation of the Compensation Committee of the Board, approved, among other things, a grant of 60,000 stock options, vesting in 3 equal annual installments as follows: 20,000 options vesting on the date of the grant, 20,000 options - on the 1st anniversary of the grant and the remaining 20,000 options - on the 2nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010.
(3)	In 2012, there were no equity or option awards.

Director Compensation in 2012

The following table represents Board member compensation in 2012:

Name	Paid in Cash	Option Awards	All Other Compensation (3)	Total
Francis Leong (4)	$18,000	$0	-	$18,000
Wen Jiang (4)	$15,000	$0	-	$15,000
Yudong Hou	$15,000	$0	-	$15,000
An Fengbin (3)	-	-	-	-
Wen Tong (3)	-	-	-	-

(1)	Amounts under Option Awards represent the grant date fair value of options granted during 2011. In accordance with the requirements of FASB Accounting Standards Codification Section 718 (previously SFAS No. 123(R)), the Company will charge the fair value of these options to expense in the 2nd quarter of 2011. Under the Board’s equity compensation policies, non-management directors will subsequently each receive annual grants of options to purchase shares of our common stock at an exercise price equal to the fair market value of the shares on the date of grant in the amounts to be determined by the Board and the Compensation Committee.
(2)	All directors will be reimbursed for their reasonable out of pocket expenses associated with attending meetings. There were no such expenses in 2012.
(3)	Management member of the Board who is not compensated for his Board service.
(4)	Does not include Board member’s compensation in connection with his service on the Special Committee of the Board, which committee was established in November 2011, following receipt of a notice from An Fengbin, the Company’s CEO, of his intention to launch a tender offer to acquire all of the outstanding shares of Andatee that he did not already own. The Special Committee consisted of two of the Company’s independent directors, Francis N.S. Leong (Chairman) and Wen Jiang, and pursuant to the Board’s resolutions, Messrs. Leong and Jiang received $30,000 and $20,000, respectively, for their services on the committee.

Long Term Incentive Plan

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

The Plan is not subject to the provisions of the Employment Retirement Income Security Act and is not a “qualified plan” within the meaning of Section 401 of the Internal Revenue Code, as amended (the “Code”). The Plan is administered by our Compensation Committee which has exclusive discretion to select the participants who will receive awards under the Plan and to determine the type, size and terms of each award.

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

Stock Awards.  The Compensation Committee may issue shares of our stock to an employee, consultant or non-employee director under a stock award, upon such terms and conditions as the Committee deems appropriate under the Plan. Shares of our stock issued pursuant to stock awards may be issued for cash consideration or for no cash consideration, and subject to restrictions or no restrictions.

Compensation Committee.  The Compensation Committee may establish conditions under which restrictions on stock awards shall lapse over a period of time or according to such other criteria as the Compensation Committee deems appropriate, including restrictions based upon the achievement of specific performance goals.

SARs and Other Stock-Based Awards.  SARs may be granted to an employee, non-employee director or consultant separately or in tandem with an option. SARs may be granted in tandem either at the time the option is granted or at any time thereafter while the option remains outstanding. Upon the exercise of SARs, the related option will terminate to the extent of an equal number of shares of our stock. The stock appreciation for a SAR is the amount by which the fair market value of the underlying stock on the date of exercise of the SAR exceeds the base amount of the SAR. The Compensation Committee will determine whether the stock appreciation for a SAR is to be paid in the form of shares of stock, cash or a combination of the two.

Other Awards.  Other awards may be granted that are based on or measured by our stock to employees, consultants and non-employee directors, on such terms and conditions as the Compensation Committee deems appropriate. Other stock-based awards may be granted subject to achievement of performance goals or other conditions and may be payable in our stock or cash, or in a combination of the two.

Qualified Performance-Based Compensation.  The Compensation Committee may determine that stock units, stock awards, SARs or other stock-based awards granted to an employee will be considered “qualified performance-based compensation” under section 162(m) of the Code.

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

 ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our common stock constitutes our only voting securities. The table below provides beneficial ownership of our securities, to the best of our knowledge, by (i) each person known to us that beneficially owns more than 5% of our outstanding shares of common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group. As of March 16, 2013, there were 9,610,159 shares of our common stock issued and outstanding. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of 24/F Xiwang Tower, No. 136, Zhongshan Road, Zhongshan District, Dalian, P.R. of China.

Executive Officers and Directors

Name	Shares Owned (1)	% of Class

An Fengbin (2)	4,890,451	50.9%
Wen Tong (4)(8)	60,000	*
Wen Jiang (4)	30,750	*
Yudong Hou (4)	27,000	*
Zhenyu Wu	0	*
Wang Hao (10)	0	*
Francis N.S. Leong (4)(9)	38,625	*
Haipeng Wang (5)	0	*
All directors and executive officers as a group
(5 people)	5,046,826	52.5%

5% or more Shareholders

Star Blessing Enterprises Ltd. (3)	4,651,200	48.4%
Wellington Management Company, LLP (6)	692,133	7.27%
Wellington Trust Company, NA (7)	692,133	7.27%

*	Less than 1%
(1)	For purposes of determining the amount of securities beneficially owned, share amounts include all common stock owned outright plus all shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days of the date hereof. The % of Class is based on the number of shares of the Company’s common stock outstanding as of the record date. Shares of common stock issuable upon conversion of convertible notes, or the exercise of options or warrants currently exercisable, or exercisable within 60 days of the record date, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other owners.
(2)	Includes 4,651,200 shares of common stock directly beneficially owned by Star Blessing Enterprises Ltd., a British Virgin Islands company (“SBEL”) and any options to acquire shares of the Company’s common stock exercisable within 60 days of the date of the beneficial ownership calculation. The securities beneficially owned by SBEL may also be deemed to be indirectly owned by Mr. An due to the fact that as of January 25, 2010, Mr. An had the power to vote and dispose of all of the securities of Oriental Excel Enterprises Limited, a British Virgin Islands company (“OEEL”) pursuant to an Authorization Letter dated October 28, 2008, as supplemented on July 10, 2009, and executed by Ms. Lai WaiChi, a citizen of Hong Kong, who held 100% equity interest in OEEL (the “Oriental Interest”) as of that date. In addition, pursuant to a certain Agreement dated March 26, 2009, as amended on August 30, 2009, between Mr. An and Ms. Lai, Mr. An was granted the right to acquire the Oriental Interest for no consideration in the event that certain conditions are met.
(3)	Wang Jing is the sole director and shareholder of OEEL, which is the sole shareholder of SBEL, and Ms. Wang is also the sole director of SBEL. Mr. An is the President, Secretary and Treasurer of OEEL and SBEL. Wang Jing is An Fengbin’s spouse, therefore may be deemed to share voting power and the power to dispose or to direct the disposition of the shares of common stock so beneficially owned by SBEL. Thus, Mr. An, Ms. Wang and OEEL may be deemed to be the beneficial owners of the shares owned by SBEL. Mailing address for each Wang Jing, SBEL and OEEL is No.1 Bin Tao Yuan, No.20 West Binhai Rd, Xi Gang District, Dalian, China. Information taken from the Schedule 13D filed with the SEC on December 27, 2011 reflecting ownership of our common stock as of November 14, 2011.
(4)	Includes options to acquire shares of common stock of the Company.
(5)	Appointed as the Company’s Chief Financial Officer in January 2012 following Wen Tong’s resignation.
(6)	Mailing address for this entity is c/o 280 Congress Street, Boston, MA 02210. Information taken solely from the Schedule 13G/A filed with the SEC on February 14, 2013. The filing reflects that Wellington Management Company, LLP, in its capacity as investment adviser, may be deemed to beneficially own 692,133 of our shares which are held of record by clients of Wellington Management. According to the Schedule 13G, the securities are owned of record by clients of Wellington Management and those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. According to the Schedule 13G/A, no such client is known to have such right or power with respect to more than five percent of this class of securities other than Wellington Trust, which is disclosed in the Note below.
(7)	Mailing address for this entity is c/o 280 Congress Street, Boston, MA 02210. Information taken solely from the Schedule 13G/A filed with the SEC on February 14, 2013. The filing reflects that Wellington Trust Company, NA, in its capacity as investment adviser, may be deemed to beneficially own 692,133 of our shares which are held of record by clients of Wellington Trust. According to the Schedule 13G, the securities are owned of record by clients of Wellington Trust and those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. According to the Schedule 13G/A, no such client is known to have such right or power with respect to more than five percent of this class of securities.
(8)	Resigned as the Company’s Chief Financial Officer in January 2012.
(9)	Resigned effective as of February 12, 2013 for personal reasons.
(10)	Appointed as the Company’s Chief Financial Officer in December 2012 following Haipeng Wang’s resignation.

Securities Authorized for Issuance under Equity Compensation Plans

As discussed above, our incentive plan authorizes awards representing up to 5,000,000 shares of common stock. As of the date hereof, we have issued 470,125 options pursuant to the Plan.

Equity Compensation Plan Information as of December 31, 2012

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Securities Remaining Available for Future Issuance

Equity compensation plans
approved by security holders	260,125	$4.05	4,739,875

Equity compensation plans
not approved by security holders	n/a	n/a	n/a

Total	260,125	$4.05	4,739,875

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

Except as disclosed below and as set forth in Note 10 (Related Party Transactions) to the financial statements included in this Annual Report, from its inception to December 31, 2012, the Company has not been a participant in any transaction that is reportable under Item 404(d) of Regulation S-K. The Company knows of no proposed transaction in which it will be a participant that would be reportable under Item 404(d) of Regulation S-K.

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

In November 2009, Xingyuan advanced $122,667 to Donggang Aquatic Product Trading Center and Donggang Xingyuan Ship Repair Yard, two companies that are under the control of Mr. An Fengbin. These companies are using these funds, together with approximately $700,000 invested by Mr. An Fengbin through December 31, 2009, to construct facilities in the Donggang port area that would provide marine services that complement the services offered there by the Company. Mr. An Fengbin is liable to the Company for these advances and is at risk for any losses incurred by these entities, and the Company has no obligations to or on behalf of Donggang Aquatic Product Trading Center and Donggang Xingyuan Ship Repair Yard. The Audit Committee consisting solely of independent and disinterested directors of the Board has reviewed, approved and ratified the terms of the foregoing transaction.

Director Independence

Our Board is subject to the independence requirements of the Nasdaq Global Market (“Nasdaq”). Pursuant to the requirements, the Board undertakes an annual review of director independence. During this review, the Board considers transactions and relationships between each director or any member of his immediate family and Andatee and its affiliates, including those transactions that are contemplated under Item 404(a) of Regulation S-K. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. Our Board has determined that a majority of our directors and all current members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are “independent” under the standards provided by the Nasdaq and that the members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act. An Fengbin, in addition to serving on the Board, also serves as our President and Chief Executive Officer, and neither serves on the Audit, Nominating and Governance, or Compensation Committees. The Board based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors.

ITEM 14. Principal Accounting Fees and Services

As previously reported, on October 18, 2012, the Company received a notice from Daszkal Bolton LLP, the Company’s independent registered public accounting firm (“DB”) stating that, effective October 20, 2012, DB would cease its services as the Company’s independent auditors. DB cited “changes in the marketplace” for its inability to continue to provide services to the Company. DB reported on the Company’s financial statements for the year ended December 31, 2011. The DB reports on the Company’s financial statements as of December 31, 2011 and for the fiscal year ended December 31, 2011 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

On November 8, 2012, the Company engaged the services of Friedman LLP (“Friedman”) as the Company’s new independent registered public accounting firm to audit the Company’s balance sheet as of December 31, 2012, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Friedman will also perform a review of the Company’s unaudited quarterly financial information as of and for the quarters ending September 30, 2012, March 31, 2013 and June 30, 2013. The decision to engage Friedman was approved and recommended by the Audit Committee of the Company’s Board of Directors.

The following table sets forth the aggregate fees billed by DB for its work in 2011 and 2012 fiscal years and the aggregate fees billed by Friedman for its work in the 2012 fiscal year:

	2012		2011

Audit Fee		$179,000	$150,000
Audit-Related Fees		$12,000	$2,200
Tax Fees	$		$0
All Other Fees	$		$0

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by DB and Friedman for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. There were no such fees in fiscal 2012 and 2011.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories. There were no such fees in fiscal 2012 and 2011.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Exhibit Title

2.1	Share Exchange Agreement by and among the Company, Goodwill Rich International Limited and shareholders of Goodwill, dated as of August 21, 2009 (1)
2.2	Shandong Xinfa Fishery Group Co., Ltd. Equity Replacement Agreement (1)
2.3	Rongcheng Xinfa Share Transfer Agreement (1)
3.1(i)	Certificate of Incorporation (1)
3.1.1(i)	Amendment to the Certificate of Incorporation (1)
3.1(ii)	By-Laws (1)
4.1	Form of Common Stock Certificate (1)
10.1	Exclusive Consulting Services Agreement by and between Dalian Fusheng Consulting Co., Ltd. and Dalian Xingyuan Marine Bunker Co. Ltd., dated March 26, 2009 (1)
10.2	Operating Agreement by and among Dalian Fusheng Consulting Co., Ltd., Dalian Marine Bunker Co. Ltd and the stockholders of Xingyuan, dated March 26, 2009 (1)Xingyuan
10.3	Equity Pledge Agreement by and among Dalian Fusheng Consulting Co., Ltd., the Dalian Xingyuan Marine Bunker Co. Ltd and stockholders, dated March 26, 2009 (1)
10.4	Purchase Option Agreement by and among Dalian Xingyuan Marine Bunker Co. Ltd, the Xingyuan Stockholders and Dalian Fusheng Consulting Co., Ltd., dated March 26, 2009 (1)
10.5	Proxy and Voting Agreement by and between Dalian Fusheng Consulting Co., Ltd., Dalian Xingyuan Marine Bunker Co. Ltd, and Dalian Dongfangzheng Industrial Co., Ltd, dated March 26, 2009 (1)
10.6	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Jing, dated March 26, 2009 (1)
10.7	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Yu dated March 26, 2009 (1)
10.8	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Xin, dated March 26, 2009 (1)
10.9	Kong, Mr. An Fengbin, a PRC citizen, dated March 26, 2009 (1)
10.10	Employment Agreement with An Fengbin (1)*
10.11	2009 Equity Incentive Plan (1)*
10.12	Loan Agreement with Shenzhen Development Bank Co, Ltd. (1)
10.13	Contract for Purchase and Sale with Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd. (1)
10.14	Contract for Purchase and Sale with Qingdao Anbang Refining and Chemical Co., Ltd. (1)
10.15	Contract for Purchase and Sale with PetroChina Dalian Petrochemical Company. (1)
10.16	Sales Contract for Furfural Extract Oil with PetroChina Dalian Petrochemical Company. (1)

10.17	Sales Contract for Rubber Filling Oil and Extract Oil with PetroChina Dalian Petrochemical Company. (1)
10.18	Supplemental Agreement dated as of August 30, 2009. (1)
10.19	Authorization Agreement. (1)
10.20	Authorization letter amendment. (1)
10.21	Amendment No. 1 to the Authorization Agreement. (1)
14.1	Code of Ethics and Conduct. (1)
21.1	List of Subsidiaries **
23.1	Consent of the Independent Registered Public Accounting Firm **
23.2	Consent of the Independent Registered Public Accounting Firm **
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of CEO pursuant to 18 U.S.C.ss.1350.**
32.2	Certificate of CFO pursuant to 18 U.S.C.ss.1350.**

* Indicates a management contract or a compensatory plan or arrangement.

** Filed herewith.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the exhibit with the same number to the Company’s Registration Statement on Form S-1 (SEC File No. 333-161577) effective as of January 25, 2010.
(2)	Incorporated by reference to the exhibit with the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on April 16, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Andatee China Marine Fuel Services Corporation

By:	/s/ An Fengbin
Name:	An Fengbin
Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2013

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ An Fengbin	President, Chief Executive Officer, Director	April 16, 2013
An Fengbin	(Principal Executive Officer)

/s/ Wang Hao	Chief Financial Officer	April 16, 2013
Wang Hao	(Principal Financial Officer)

/s/ Wen Jiang	Director	April 16, 2013
Wen Jiang

/s/ Yudong Hou	Director	April 16, 2013
Yudong Hou

/s/ Zhenyu Wu	Director	April 16, 2013
Zhenyu Wu

Signed originals of this written statement have been provided to Andatee China Marine Fuel Services Corporation and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request .

