Form 10-Q
period 2013-03-31
Andatee China Marine Fuel Services Corp
filed 2013-05-15
CIK 1469606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2013, the Company had 9,610,159 shares of common stock outstanding.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION
AND SUBSIDIARIES

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012	2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012	3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012	4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5-20

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$256,708	$1,625,705
Restricted cash	5,816,948	9,173,002
Accounts receivable, net	20,861,159	18,220,089
Inventories, net	13,667,571	9,302,913
Advances to suppliers	21,084,044	16,387,613
Deposits for land use rights	702,135	698,291
Prepaid expense and other current assets	476,833	558,505
Deferred tax assets	1,098,938	840,540
Total current assets	63,964,335	56,806,658

Property, plant and equipment, net	40,677,672	40,880,091
Construction in progress	12,944,623	12,860,195
Equity investment	1,301,566	-
Intangible assets, net	8,876,482	8,953,602
Goodwill	1,219,715	1,213,036
Total assets	$128,984,393	$120,713,582

LIABILITIES AND EQUITY

Current liabilities
Short-term bank borrowings	26,679,539	9,314,247
Bank note payable	11,489,484	19,679,104
Accounts payable and accrued liabilities	$8,019,560	$8,367,697
Advances from customers	6,580,221	8,472,233
Loans from third parties	9,290,386	9,413,436
Related party loans payable	588,788	509,255
Taxes payable	3,427,502	2,719,517
Other liabilities	1,799,140	1,777,089
Total liabilities	67,874,620	60,252,578

Commitments and contingencies

Equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,610,159 shares issued and 9,518,967 shares outstanding as of March 31, 2013, 2012 and December 31, 2012	9,610	9,610
Treasury stock, at cost; 91,192 shares	(497,693)	(497,693)
Additional paid-in capital	29,888,556	29,888,556
Accumulated other comprehensive income	4,648,550	4,297,827
Retained earnings	19,695,876	19,513,573
Statutory reserve	3,574,629	3,421,960
Total stockholders' equity of the Company	57,319,527	56,633,833
Noncontrolling interest	3,790,246	3,827,171
Total equity	61,109,773	60,461,004

Total liabilities and equity	$128,984,393	$120,713,582

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended March 31,
	2013	2012

Revenues	$53,631,654	$39,210,144
Cost of revenues	50,164,236	36,131,759
Gross profit	3,467,418	3,078,385

Operating expenses
Selling expenses	459,055	546,944
General and administrative expenses	1,649,865	1,147,294
Total operating expenses	2,108,920	1,694,238

Income from operations	1,358,498	1,384,147

Other income (expense)
Interest income	211,420	100,253
Interest expense	(913,528)	(1,712,108)
Income from equity investment	24,916	-
Other income	33,327	300,898
Total other expense	(643,865)	(1,310,957)

Income before income tax provision	714,633	73,190

Provision for Income Taxes	416,586	1,900

Net income	298,047	71,290
Less: net loss attributable to noncontrolling interest	(36,925)	(86,578)
Net income attributable to the Company	$334,972	$157,868

Other comprehensive income
Total foreign currency translation adjustment	582,111	366,742
Less: foreign currency translation adjustment attributable to non-controlling interest	(231,388)	(56,799)
Foreign currency translation adjustment attributable to the Company	350,723	309,943

Comprehensive income	$685,695	$467,811

Basic and diluted weighted average shares outstanding	9,610,159	9,610,159
Basic and diluted net earnings per share	$0.03	$0.02

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$298,047	$71,290
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	479,794	469,322
Amortization	126,205	77,643
Bad debt provision	525,032	-
Provision for obsolete inventories	21,640	-
Deferred tax benefit	(253,353)	-
Income from equity investment	(24,916)
Changes in operating assets and liabilities
Accounts receivable	(2,629,394)	2,296,834
Inventories	(4,328,004)	(5,317,851)
Advances to suppliers	(5,030,883)	1,454,944
Prepaid expense and other current assets	(523,678)	(953,513)
Accounts payable and accrued liabilities	221,888	3,595,229
Advances from customers	(1,935,473)	(7,414,347)
Taxes payable	691,875	(1,419,738)
Other liabilities	22,438	155,836
Net cash used in operating activities	(12,338,783)	(6,984,351)

Cash flows from investing activities
Equity investment in unconsolidated entity	(1,274,514)	-
Additions to construction in progress and property and equipment	(66,622)	-
Net cash used in investing activities	(1,341,136)	-

Cash flows from financing activities
Proceeds from short term loans	19,038,060	4,724,603
Repayment of short term loans	(1,752,457)	(2,199,632)
Proceeds from bank notes	11,470,630	7,400,145
Repayment of bank notes	(19,754,975)	-
Restricted cash, net	3,400,965	(4,260,330)
Repayment of loans to third parties	(174,587)	-
Proceeds of loan from related party	76,604	-
Net cash provided by financing activities	12,304,240	5,664,786

Effect of exchange rate changes on cash and cash equivalents	6,682	(32,881)

Net decrease in cash and cash equivalents	(1,368,997)	(1,352,446)

Cash and cash equivalents, beginning of period	$1,625,705	$3,493,015

Cash and cash equivalents, end of period	$256,708	$2,140,569

Supplemental cash flow information:
Interest paid	$227,259	$1,709,696
Income taxes paid	$312,676	$492,743

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Basis of Presentation

Andatee China Marine Fuel Services Corporation (“the Company”), its subsidiaries, its variable interest entities (“VIE”) and its VIE’s subsidiaries (collectively the “Group”) are principally engaged in the production, storage, distribution and trading of blended marine fuel oil for cargo and fishing vessels in the PRC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013.

Note 2 – Summary of Significant Accounting Policies

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements of Andatee reflect the principal activities of the following entities. The non-controlling interests represent the minority stockholders’ interest in the Group’s majority owned subsidiaries. All material intercompany transactions have been eliminated.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

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

Translation of amounts from RMB into the US dollar has been made at the following exchange rates for the respective years:

	March 31, 2013	December 31, 2012	March 31, 2012
Period end RMB : USD exchange rate	6.2666	6.3011	6.3247
Average RMB : USD exchange rate	6.2769	6.3034	6.3201

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

The Company’s financial instruments consist principally of cash and cash equivalent, restricted cash, accounts receivable, advances to suppliers, accounts payable, short term loans, bank notes payable and accrued liabilities. The fair value of the Company’s new equity investment approximates its carrying value at March 31, 2013 because the Company’s 20% investment was made in January 2013..

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

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as estimated needed. The Company grants credit to customers with good credit standing with a maximum of 180 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company will not be able to collect all amounts due to it. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against trade and other receivables balances, with a corresponding charge recorded in the consolidated statements of income. Actual amounts received may differ from management's estimate credit worthiness and the economic environment. .. In the event the accounts become overdue, the Company would continue its best efforts to collect from customers until events or circumstances indicate that the amounts might not be collectible, then, a reserve against specific uncollectible amounts will be recorded.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

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

Revenue Recognition

The Company recognizes revenues under the ASC Topic 605. Revenue is recognized when persuasive evidence of an arrangement exists, when the selling price is fixed or determinable, when delivery occurs and when collection is probable.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

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

In the normal course of business, the Company may be subject to challenges from taxing authorities regarding the amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions. Management determines whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of March 31, 2013 and December 31, 2012, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic “Accounting for the Impairment or Disposal of Long-Lived Assets”, certain assets such as property, plant, and equipment, and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of March 31, 2013 and December 31, 2012.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in business acquisitions. The Company performs its impairment test annually and determined that there was no impairment of goodwill at December 31, 2012.

Earnings per Share

The Company computes net earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for that period.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options, vesting of restricted stock units and conversion of preferred stock (none outstanding) for all periods, except in situations where inclusion is anti-dilutive. There are no dilutive potential common shares outstanding for the three months ended March 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements

There were no new pronouncements that would have a material impact on the financial position of the Company.

3. Accounts Receivable, net

The Company’s accounts receivable is as follows:

	March 31, 2013	December 31, 2012
Trade accounts receivable	$21,321,954	$18,585,916
Allowances for doubtful accounts	(460,795)	(365,827)
Accounts receivables, net	$20,861,159	$18,220,089

4. Inventories, Net

The Company’s inventory consists of the following:

	March 31, 2013	December 31, 2012
Marine Fuel	$13,736,252	$9,349,662
Less: reserve for inventory obsolescence	(68,681)	(46,749)
Total Inventory, Net	$13,667,571	$9,302,913

As of March 31, 2013 and December 31, 2012, fuel inventory in the amount of $-0- and $3,016,425, respectively, has been pledged as collateral for certain bank loans. See Note 11 below.

5. Advance to Suppliers, Net

Advance to suppliers represent the payments made to suppliers in advance for the purchase of certain materials and fuels. Advances to suppliers consisted of the following:

	March 31, 2013	December 31, 2012
Advances to suppliers	$21,875,967	$16,744,629
Allowance for doubtful accounts	(791,923)	(357,016)
Advances to suppliers, net	$21,084,044	$16,387,613

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Property, Plant and Equipment, Net

The Company’s Property, Plant and Equipment are as follows:

	March 31, 2013	December 31, 2012

Property and buildings	$33,768,238	$33,531,803
Machinery, boiler and marine bunker equipment	10,275,203	10,217,678
Transportation vehicles	1,458,885	1,450,896
Office equipment	48,334	48,070
Leasehold improvement	67,291	66,922
Total	45,617,951	45,315,369
Less: Accumulated depreciation	(4,940,279)	(4,435,278)
Property, Plant and Equipment, net	$40,677,672	$40,880,091

Depreciation expense was $479,794 and $469,322 for the three months ended March 31, 2013 and 2012, respectively.

Property and equipment with a net book value $12,805,963 and $25,778,015 has been pledged as collateral for certain bank acceptance notes and bank loans at March 31, 2013 and December 31, 2012, respectively. See Note 11 and Note 13 below.

7. Construction-in-Progress

The construction projects in progress are to build facilities to expand production capacity in Tianjin, Donggang, Rongcheng and Wujiang areas. Construction costs mainly represent construction expenditures and equipment costs not yet in service. The Company estimates to complete most of the foregoing construction projects by the end of June 2013 after these projects pass the inspection conducted by local government agencies.

The Company’s construction-in-progress is as follows:

	March 31, 2013	December 31, 2012
Berth and berth improvements	$546,099	$529,556
Oil blending and storage tanks	12,398,524	12,330,639
Total	$12,944,623	$12,860,195

8. Intangible Assets, Net

The Company’s Intangible Assets are summarized as follows:

	March 31, 2013	December 31, 2012

Land use rights	$4,526,667	$4,501,882
Leasehold right	4,045,256	3,777,979
Licenses and permits	1,117,033	1,110,917
Software	28,034	27,881
Total	9,716,990	9,418,659
Less: accumulated amortization	(840,508)	(465,057)
Intangible assets, net	$8,876,482	$8,953,602

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Assets, Net (continued)

The details of land use rights are as follows:

Location	Land Size	Amount	Term
	(square meters)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$458,143	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$2,398,430	July 16, 2008 – May 15, 2058
Mashan Village, Chengshan Town, Shandong Province	3,659.57	$610,692	Government assignment
Linzi borough, Linzi City, Shandong Province	15,130.70	$119,140	Government assignment
Linzi District Qincheng Town, Shangdong Province	14,994.9	365,788	Expires on October 31, 2062
Pingwang Town Suzhou City, Jiangsu Province	9,624.30	$574,474	September1, 2011–January 30, 2055
Total Land Use Rights		$4,526,667

Land use rights with a net book value of $1,333,610 and $2,812,287 were pledged as collateral for certain loans and bank notes at March 31, 2013 and December 31, 2012 (see Note 11 “Short-term bank borrowings” and Note 13 “Bank Notes Payable”).

Amortization expenses for the three months ended March 31, 2013 and 2012 were $126,205 and $77,643, respectively.

The estimated future amortization expenses are as follows:

For the twelve months ending March 31,
2014	$485,638
2015	486,570
2016	484,896
2017	481,187
2018	481,187
Thereafter	6,457,004
Total	$8,876,482

9. Equity Investment

An equity investment in which the Company has the ability to exercise significant influence, but does not have a controlling interest,is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

In January 2013, the Company, together with two third-parties, Dalian Lianzon Marine Group (“Lianzon”) and Dalian Lianye Investment Consulting Co., Ltd. (“Lianye”), jointly formed a new entity, Dalian Haode Petroleum and Chemical Co., Ltd. (“Haode”), in which the Company invested RMB 8 million (approximately $ 1.3 million) for a 20% ownership interest in Haode. Haode will be engaging in chemical product sales, marine fuel material purchase and trading, logistics and other consulting services in PRC.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Equity Investment (continued)

Total income from the unconsolidated entity amounted to $24,916 and $-0- for the three months ended March 31, 2013 and 2012, respectively, which is included in “Income from equity investment” in the unaudited condensed consolidated statements of income and other comprehensive income.

10. Related Party Transactions

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance its working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had officer loans in the amount of $588,788 and $509,255 as of March 31, 2013 and December 31, 2012, respectively.

11. Short Term Bank Borrowings

The following is a summary short-term bank borrowings:

		March 31,	December 31,
		2013	2012

Huaxia Bank:
Interest at 8.20%, payable February 7, 2013	(A)	$-	$1,745,727
Pingan Bank:
Interest at 6.72%, payable May 22,2013	(B)	5,934,638	5,902,144
Interest at 6.72%, payable May 18,2013	(C)	1,675,550	1,666,376
Interest at 7.28%, payable on August 27, 2013	(D)	2,393,642	-
Interest at 7.8%, payable on August 31, 2013	(E )	2,393,642	-
Interest at 7.8%, payable on September 1, 2013	(F )	1,515,974	-
Bohai Bank:
Interest at 6.3%, payable on February 3, 2014	(G)	4,787,285	-
Fuxin Bank:
Interest at 6.5%, payable on March 1, 2014	(H )	7,978,808	-
Total		$26,679,539	$9,314,247

A.	On Jan 19, 2012, Dalian Fusheng entered into a loan agreement with Huaxia Bank to borrow $1,745,727 (RMB 11 million) as working capital for one year due February 7, 2013 with an annual interest rate of 8.2%. The Company pledged fuel oil inventory of 3,727 tons valued at approximately RMB 19 million (or USD 3 million) as collateral for this loan. The loan was fully repaid upon maturity in February 2013;

B.	On October 16, 2012, the Company’s subsidiary, Dalian Fusheng entered into a line of credit agreement with Pingan Bank for RMB 300 million (for a term from October 16, 2012 to April 5, 2014) with a floating interest rate. The interest rate is based on 120% of same period benchmark interest rate. On October 30, 2012, the Company borrowed RMB 10 million under this facility and pledged oil storage tanks valued at RMB 16,132,900 (or USD 2,574,426) as collateral for this loan. In addition, on November 15, 2012, another RMB 3 million was borrowed under this facility and a related party pledged a land use right of 22,572 square meters, valued at RMB 6 million (or USD 957,457) as collateral. On November 23, 2012, an additional RMB 25 million was borrowed under this facility with the Company pledging oil storage tanks valued at RMB 62,296,947 (or USD 9,941,108) as collateral.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Short Term Bank Borrowings (continued)

C.	On September 3, 2012, the Company’s subsidiary, Dalian Xingyuan entered into a loan agreement with Pingan Bank to borrow RMB 10.5 million (equivalent to $1,675,550) for six months (from November 19, 2012 to May 18, 2013). The interest rate is based on 120% of same period benchmark interest rate. The Company’s related party pledged a land use right of 52,210 square meters valued at RMB 17,720,500 (or USD 2,827,769) as collateral for this loan.

D.	On February 27, 2013, the Company’s subsidiary, Dalian Xingyuan entered into a loan agreement with Pingan Bank to borrow RMB 15 million (equivalent to $2,393,642) for six months (from February 27, 2013 to August 27, 2013). The loan bears a variable interest rate of 7.28%, which can be adjusted up 30% on a quarterly basis. The loan has no collateral requirements.

E.	On March 4, 2013, the Company’s subsidiary, Dalian Xingyuan entered into a loan agreement with Pingan Bank to borrow RMB 15 million (equivalent to $2,393,642) for six months (from March 4, 2013 to August 31, 2013). The loan bears a variable interest rate of 7.8%, which can be adjusted up 30% on a quarterly basis. The loan has no collateral requirements.

F.	On March 7, 2013, the Company’s subsidiary, Dalian Xingyuan entered into a loan agreement with Pingan Bank to borrow RMB 9.5 million (equivalent to $1,515,974) for six months (from March 7, 2013 to September 1, 2013). The loan bears a variable interest rate of 7.8%, which can be adjusted up 30% on a quarterly basis. The loan has no collateral requirements.

G.	On February 4, 2013, the Company’s subsidiary, Dalian Fusheng entered into a loan agreement with Bohai Bank to borrow RMB 30 million (equivalent to $4,787,285) for one year (from February 4, 2013 to February 3, 2014). The loan bears a variable interest rate of 6.3%, which can be adjusted up 5% on a quarterly basis. The Company’s CEO Mr. An Fengbin, his wife Ms. Wang Jing and an unrelated party, Ms. Li Weizhi cosigned the loan guarantee agreements with the bank to provide guarantee to this loan by their personal assets and credits. The loan has no collateral requirements.

H.	On March 25, 2013, the Company’s subsidiary, Dalian Xingyuan entered into a loan agreement with Fuxin Bank to borrow RMB 50 million (equivalent to $7,978,808) for one year (from March 31, 2013 to March 1, 2014). The loan bears a variable interest rate of 6.5%, which can be adjusted up 30% on a quarterly basis. Two unrelated third parties, Mr. Wang Hai and Dalian Boat Equipment Co., Ltd. cosigned the loan guarantee agreements with the bank to provide guarantee to this loan. The loan has no collateral requirements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Loans From Third Parties

Loans from unrelated third parties consist of the following:

		March 31,	December 31,
Loans from third-parties		2013	2012
Lishu Xinda Goods Trading Company
Bearing 6% interest, payable May 31, 2013	(a)	1,276,609	1,269,620
Dalian Jinhan Development Company
Bearing 6% interest, payable April 24, 2013	(b)	1,595,762	1,587,024
Dalian Jiahui Advertising Company
Bearing 6% interest, payable May 31, 2013	(c )	239,364	238,054
Xu Yaling, 6% interest, payable on April 30, 2013	(d )	2,088,852	2,221,834
Loan from other individuals	( e)	4,089,799	4,096,904
Total loans from third parties		$9,290,386	$9,413,436

‘(a ) On November 20, 2012, the Company received short term loans of RMB 8 million ($1,276,609) from an unrelated third-party, Lishu Xinda Goods Trading Company as working capital. The loan is unsecured, bears interest at a rate of 6% and is due on May 31, 2013.

‘(b ) On October 14, 2012, the Company received short term loans of RMB 10 million ($1,595,762) from an unrelated third-party, Dalian Jinhan Development Company as working capital. The loan is unsecured, bears interest at a rate of 6% and is due on April 24, 2013. The Company did not repay the loan upon maturity, but subsequently signed a loan extension agreement with the third party to extend the loan for an additional six months (due on October 23, 2013).

‘( c ) On November 25, 2012, the Company received short term loans of RMB 1.5 million ($239,364) from an unrelated third-party, Dalian Jiahui Advertising Company as working capital. The loan is unsecured, bears interest at a rate of 6% and is due on May 31, 2013.

‘( d ) On August 20, 2012, the Company received short term loans of RMB 14 million ($2,088,852) from an unrelated third-party, Xu Yaling as working capital. The loan is unsecured, bears interest at a rate of 6% and is due on April 30, 2013. The loan was repaid in full upon maturity.

‘(f )Unsecured loans from several individuals (Mr. Zhuo Yanhou, Mr. Zhu Hongkun and Mr. Sun Pengjun), bear interest at rates of 4% to 6% and mature within six to twelve months (from May 2012 to May 2013). Certain loans subsequently matured in April 2013. The Company did not repay these loans upon maturity, but subsequently signed loan extension agreements to extend these loans for an additional six months.

13. Bank Note Payable

The Company has credit facilities with Pingan Bank and Huaxia Bank that provide for working capital in the form of the following bank acceptance notes at March 31, 2013:

Issued To	Issued By	Origination Date	Maturity Date	Interest rate	Amount
Dalian Xingyuan Marine Bunker Co.	Harbin Bank	02-07-2013	08-06-2013	4.8%	11,489,484
Total					$11,489,484

In connection with the $11,489,484 bank note payable, the Company’s CEO, Mr. An Fengbin, the Company’s subsidiary Dalian Fusheng, and two unrelated third-parties, Dalian Boat Equipment Co., Ltd. and Fushun Municipal Construction Group jointly signed the guarantee agreements with the bank and are contingently liable as guarantors with respect to a maximum exposure of $6.7 million (RMB 42 million) to this bank note. If Dalian Xingyuan fails to repay the debt upon maturity, these guarantors will be obligated to perform under the guarantees by making the required payments, including late fees and penalties.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Bank Note Payable (continued)

The Company has pledged land use rights valued at $1,333,610 (RMB 8.4 million) and fuel oil tanks and other fixed assets valued at $290,429 (RMB 1.82 million) as collateral. In addition, the Company is required to hold restricted cash of $5,816,948 with Harbin Bank as additional collateral against this bank acceptance note.

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

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as a general reserve fund, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer a portion of their net assets to the Company. The restricted amounts as determined pursuant to PRC statutory laws totaled approximately US$3,574,629 and US$3,421,960 at March 31, 2013 and December 31, 2012, respectively.

15. Taxes

(a)	Corporate Income taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Andatee Marine Fuel Services Corp.	U.S.A
Goodwill Rich International	Hong Kong
Fusheng, Xingyuan and their subsidiaries	PRC

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Taxes (continued)

United States

The parent Company Andatee China Marine Fuel Services Corp. was incorporated in the United States and has incurred net operating loss for U.S. federal income tax purposes as of March 31, 2013. Andatee had loss carry forwards of approximately $902,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2032. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full valuation allowance has been provided and no deferred tax asset has been recorded. The valuation allowance as of March 31, 2013 and December 31, 2012 was approximately $306,000. The changes in valuation allowance for the three months ended March 31, 2013 and 2012 was $-0-.

Hong Kong

The Company’s wholly owned subsidiary Goodwill Rich was incorporated in Hong Kong and is subject to Hong Kong corporate income tax at a rate of 16.5% on the estimated assessable profits arising from Hong Kong. Goodwill Rich has not earned any income that was derived in Hong Kong since inception and therefore was not subject to Hong Kong income tax. As of March 31, 2013 and December 31, 2012, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to approximately $2,500,000, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for Hong Kong income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2013 and December 31, 2012, and no deferred tax asset has been recorded. The valuation allowance as of March 31, 2013 and December 31, 2012 was approximately $414,000 and $428,000, respectively. The changes in valuation allowance for the three months ended March 31, 2013 and 2012 was $14,000 and $-0-, respectively.

PRC

The Company’s wholly owned subsidiary Dalian Fusheng and its subsidiaries, VIE Dalian Xingyuan and its subsidiary in China are governed by the Income Tax Law of the People’s Republic of China, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments.

The following table reconciles the statutory rates to the Company’s effective tax rate for the periods indicated:

	March 31,	March 31,
	2013	2012

U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
Hong Kong income tax	-	-
China Statutory income tax rate	25	25
Non-deductible expenses-permanent difference (Note A)	68.8	-
Operating loss carry-forward and temporary difference	(35.5)	(22.4)
Effective tax rate	58.3%	2.6%

Note A: non-deductible expenses primarily included legal, accounting and other consulting expenses which are not expected to be deductible for income tax purposes.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Taxes (continued)

The provision for income taxes consists of taxes on income from operations plus unrecognized tax benefits plus changes in deferred taxes for the periods ended:

	March 31, 2013	March 31, 2012

Current	$669,939	$18,298
Deferred	(253,353)	(16,398)
Total	$416,586	$1,900

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forward. Some of the Company’s subsidiaries have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to approximately $3,690,000 as of March 31, 2013 and expire through 2018. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.

The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors.

For the three months ended March 31, 2013, management estimated that net operating loss of certain PRC subsidiaries may not be realizable in the near future. Therefore, a100% valuation allowance of $366,845 has been provided against the deferred tax assets of these subsidiaries. For the three months ended March 31, 2013 and 2012, management concluded PRC deferred tax assets for the Company’s remaining subsidiaries would be realized in the future. Accordingly, the Company recorded a deferred tax benefit of $253,353 and $16,398 from loss carryover for the three months ended March 31, 2013 and 2012, respectively. The Company believes it can utilize the deferred tax assets to offset future taxable income.

The components of deferred tax assets as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012

Net operating loss of subsidiaries	$922,555	$839,409
Temporary difference	542,336	-
Effect of foreign currency exchange rate	892	1,131
Total	1,465,783	840,540
Less: valuation allowance	(366,845)	-
Deferred tax assets	$1,098,938	$840,540

As of March 31, 2013, the tax years ended December 31, 2008 through December 31, 2012 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Taxes (continued)

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities

( c ) Taxes Payable

Taxes Payable consisted of the followings:

	March 31,	December 31,
	2013	2012
Income Tax Payable	$1,035,359	$272,557
VAT Payable	1,640,937	1,765,953
Other Tax Payable	751,206	681,007
Total	$3,427,502	$2,719,517

16. Commitment and Contingencies

Lease Obligation

The Company has entered into several agreements for the lease of storage facilities, offices premises and berth use rights.

The leases are for a period of one to ten years, and may be extended at management’s option. Management believes that they will remain at these facilities for the next ten years and have estimated that the commitments for minimum lease payments under these operating leases are approximately $3.6 million.

The Company’s commitment for minimum lease payments under these operating leases is as follows:

For the twelve months ending March 31,
2014	$423,830
2015	404,442
2016	404,442
2017	404,442
2018	404,442
Thereafter	1,516,657
Total	$3,558,255

Nalian Purchase Agreement

In connection with Xingyuan's purchase of the 63% ownership interest in Nalian in December 2005, the Company may become obligated to purchase the remaining 37% ownership interest for RMB 8,880,000 (approximately $1.3 million), upon exercise of the shareholder's option to put the shares to the Company. The Company expects to complete the Nanlian purchase in late 2013.

Supply Agreements

In September 2010, the Company executed a 10-year agreement to supply marine fuel to Haiyu Fishery Limited Corporation ("Haiyu") and Jinghai Group ("Jinghai"). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitment and Contingencies (continued)

Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area.The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.04 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the three months ended March 31, 2013 and 2012, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

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

As of March 31, 2013, all of the Company’s cash was on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

For the three months ended March 31, 2013, no single customer accounted for more than 10% of the Company’s total revenues. For the three months ended March 31, 2012, two customers accounted for 21.31% and 11.91% of the Company’s total revenues, respectively

For the three months ended March 31, 2013, 57.6% of the Company’s raw materials came from four suppliers. For the three months ended March 31, 2012, one of the Company’s suppliers represented 10.55% of the Company’s raw materials purchase.

18. Terminating the operation of subsidiaries

On January 7, 2013, the Company filed an application with the local government authority to terminate the operation of its subsidiary, Shandong Shengfu. The application was approved by the local government on March 7, 2013. Shandong Shengfu had limited operation since its inception. As of March 31, 2103, Shandong Shengfu’s total assets were $0.7 million, or 0.6% of the Company’s consolidated total assets. There was no reported revenue and net income for Shandong Shengfu since its inception. The assets were not reported as discontinued operations due to immateriality.

In addition, pursuant to a Board Resolution of Tianjin Hailong dated on January 18, 2013, Dalian Fusheng approved to sale its 51.952% ownership interest in Tianjin Hailong to Tianjin Hailong's two individual shareholders Mr. Niu Jinfu and Mr.Zhao Guohua for RMB 5.46 million (about $0.86 million). After such sale, Tianjin Hailong’s operations will no longer be consolidated. The formal sale agreement has not been completed as of March 31, 2013. As of March 31, 2013, Tianjin Hailong’s total assets was $2.3 million, accounting for only 1.9% of the Company’s consolidated total assets; and total liabilities was approximately $1.8 million, accounting for only 2.8% of the Company’s consolidated total liabilities. There was no revenue and net income reported for the three months ended March 31, 2013. The assets were not reported as discontinued operations due to immateriality.

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

Business and Operations Overview

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

As a result of the above, for the period from January 1, 2011 to June 2011our consolidated financial statements contain the assets, liabilities, results of operations and cash flows of Goodwill Rich and its subsidiary consolidated with those of its VIE, Xingyuan, and its subsidiaries. For the remainder of 2011, substantially all of the operations contained in the VIE were transferred to Fusheng and remain part of the consolidated group.

In June 2011, substantially all of the operations contained in the VIE were transferred to Fusheng and remain part of the consolidated group.

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

Operational Initiatives in 2013

In 2013, we will undertake the following steps designed to reduce the overall production and transportation costs:

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

In 2013, our overall strategy will be to (i) increase our share of retail sales since such sales had shown to be less price-sensitive than our sales to the distributors, (ii) acquire our own retail facilities to reduce the risk of opportunistic negotiations from our retail customers during periods of volatile oil prices, (iii) build retail points in strategic locations (often close to other recently acquired locations) to capture a majority of active local markets and (iv) add more products to our current product line to further satisfy customers’ diversifying demands .

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

Results of Operations-Comparison of the three months ended March 31, 2013 and 2012

Revenue

For the three months ended March 31, 2013, our revenue increased by $14.4 million, or 37%, from $39.2 million for the quarter ended March 31, 2012 to $53.6 million for the quarter ended March 31, 2013.

The increase in our revenues was mainly due to increased sales volume. Our overall sales volume increase by 14,681 tons, or 30%, from 48,512 tons for the quarter ended March 31, 2012 to 63,193 tons for the quarter ended March 31, 2013.

The increase in our revenue was due to the following reasons:

•	The increase in our sales volume was primarily driven by increased customer demand for our #1 and #4 blended fuel oil which has a relatively competitive market price targeting a broad range of fishing boat customers. Among our total sales volume in the first quarter of 2013, approximately 14% was from sales of our #1 fuel oil and about 59% was from sales of our #4 fuel oil.

•	The increase in our revenue was affected by increased selling price on certain key products. The average selling price of our best-seller #4 fuel oil increased about 6%, average selling price for marine fuels 120CST and #1 increased about 2% and 5.5% respectively in the three months ended March 31, 2013 as compared to the same period of 2012. The increase in selling price for these products led to the increase in sales revenue as well.

•	In addition, we expanded our market coverage to more extended geographic areas, such as Shanghai, Zhejiang Province, which helped us to attract additional new customers. Total number of customers increased about 12.5% in the three months ended March 31, 2013 as compared to the same period of 2012. The increase in number of customers led to increased sales as well.

On the other hand, certain factors (such as the general slow-down of the Chinese economy, seasonality impact on the fishing industry, our reduced sales promotion due to our ongoing privatization plan, as well as the global crude oil price fluctuation, etc.) negatively impacted our sales trend.

For the three months ended March 31, 2013, #1 marine fuel represented 14.4% of our sales, #2 marine fuel represented 11.7% of our sales, #3 marine fuel represented 12.4% of our sales, #4 marine fuel represented 58.5% of our sales, 180CST represented 0.8% of our sales and 120CST represented 2.2% of our sales.

For three months ended March 31, 2012, #1 marine fuel represented 2.7% of our sales, #2 marine fuel represented 15.8% of our sales, #3 marine fuel represented 8.6% of our sales, #4 marine fuel represented 56% of our sales, 180CST represented 7.3% of our sales and 120CST represented 6.8% of our sales.

Cost of Revenue

Our cost of revenue consists primarily of direct costs to purchase and produce our products, including raw material costs, salaries and related manufacturing personnel expenses, transportation costs, and repair and maintenance costs.

Our cost of revenues increased by $14.1 million, or 39%, from $36.1 million for the quarter ended March 31, 2012 to $50.2 million for the quarter ended March 31, 2013 primarily due to the following reasons:

•	Cost of revenue increased due to increased sales volume from 48,512 metric ton in three months ended March 31, 2012 to 63,193 metric tons three months ended March 31, 2013.

•	The average cost per unit increased from $744.8 per metric ton in three months ended March 31, 2012 to $793.8 per metric ton in three months ended March 31, 2013. The increased unit cost led to increased cost of revenue. Our main business is to purchase raw materials and crude oil from upstream suppliers and then blend, manufacture and sell to customers. The purchase price for raw materials and crude oil was largely affected by the global and local crude oil price fluctuation. For the three months ended March 31, 2013, the global crude oil trading prices reached a high of $111 per barrel in March 2013. Due to the crude oil price fluctuation, our raw material costs and production costs also fluctuated. Consequently, our cost of revenue increased due to increased unit cost of product affected by the global crude price volatility

Gross Profit

Our gross profit and gross profit margin was affected by several factors, including:

•	the gross profit margin of our six major products are different. Fuel #3 and fuel #4 has a higher gross profit margin than other products, and fuel 120CST and fuel 180CST has the lowest margin. Therefore, the sales of different product mix in different reporting period impacted our gross profit.

•	we retail our products to end user and also wholesale side to distributors as well. Gross profit from the retail side is normally higher than the wholesale because we can set the selling price higher and can control the operating costs more easily. Accordingly, an increase or decrease in the retail sales will impact our gross profit to a certain extent.

•	the increase and decrease in the average selling price and average unit cost will also impact our gross margin.

As a result of the increased average unit cost $744.8 per metric ton in three months ended March 31, 2012 to $793.8 per metric ton in three months ended March 31, 2013, and increase in sales of our high gross margin product, such as fuel #1 within our product mix and increase in sales from the retail side, our gross profit increased by $0.39 million, or 13%, to $3.4 million for the quarter ended March 31, 2013 as compared to $3 million in the quarter ended March 31, 2012. As a percentage of revenues, our gross profit margin was 6.5% and 7.9% for the first quarter of 2013 and 2012, respectively.

In summary, the increase in our gross profit margin for the quarter ended March 31, 2013 as compared to 2012 was primarily due to (i) increase in our sales due to increased sales volume and increased selling price (ii) increased costs of revenue which were mainly caused by increased raw material cost, (iii) Changes in the sales of our product mix and (iii) competition in the market. As a result, our gross profit margin was lower than the level we normally would expect. With the completion of the Company’s distribution network setup in Shandong, Jiangsu and Zhejiang, we intend to increase our sales in these regions in the near future to improve our gross profit margin, and we expect to have a margin recovery as the new market gains sales momentum and recovery of macroeconomic conditions in the energy industry. Moreover, we are working on research and development of better formula for blended fuel products to decrease our costs to increase our gross profit margin.

Selling Expenses

Our selling expenses consist primarily of employee compensation and benefits for our sales and marketing staff, expenses for promotional and advertising activities and expenses for leasing the oil storage tanks.

Selling expenses decreased by $87,889, or 16%, from $546,944 for the first quarter of 2012 to $459,055 in the first quarter of 2013. This decrease is mainly due to reduced sales promotion expenses and lease expenses. As a percentage of revenues, selling expenses decreased from 1.4% for the first quarter of 2012 to 0.9% for the first quarter of 2013.

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

General and administrative expenses increased by $0.50 million, or 42%, from $1.1 million for the first quarter of 2012 to $1.6 million for the first quarter of 2013. The increase was caused by increases in the depreciation expense, bad debt reserves, professional services fees and consulting fees. As a percentage of revenues, general and administrative expenses increased from 2.9% for the first quarter of 2012 to 3% for the first quarter of 2013.

We expected that our overall general and administrative expenses would increase in connection with our re-organizing our corporate structure, initiate our going private efforts and hire more experienced management personnel in the near future.

Interest Expense

Interest expense decreased by $0.8 million, from $1.7 million for the first quarter ended March 31, 2012 to $0.9 million for the first quarter ended March 31, 2013. The decrease in interest expense was due to the lower amount of bank acceptance bills for the quarter ended March 31, 2013 as compared to the first quarter ended March 31, 2012.

Provision (Benefit) for Income Taxes

For the first quarter ended March 31, 2013, we reported income tax expense of $416,586 after application of an income tax benefit of $253,353 due to operating losses incurred during the quarter. For the same period in 2012, we reported an income tax provision of $1,900 after application of income tax benefit of $39,683 due to operating loss carry-forward.

Net Income Attributable to the Company

Net income attributable to the Company increased by $177,104, from a net income of $157,868 for the quarter ended March 31, 2012 to $334,972 for the first quarter ended March 31, 2013. The increase in net income was mainly the result of increase in revenue, decrease in interest expense and application of deferred tax benefits for the period indicated.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of approximately $257,000 in our bank accounts, and additionally, we have set aside $5.8 million of restricted cash on the bankers’ acceptance note. We received a credit rating of AA- from our banks. Therefore we believe that we are able to renew our current short-term bank loans upon maturity and obtain additional new bank loans, if necessary, in the near term during 2013. We are currently negotiating additional bank loan of RMB 50 million to RMB 300 million with local banks and an additional RMB 50 million bank notes bills.

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

In September 2010, the Company executed a 10-year agreement to supply marine fuel to Haiyu Fishery Limited Corporation ("Haiyu") and Jinghai Group ("Jinghai"). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province.

Under the terms of the agreement with Jinghai, the Company is required to supply up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.04 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the quaretr ended March 31, 2013 and 2012, Jinhai did not achieve the 20,000 tons sales target and accordingly no rebate was provided to Jinhai.

If and to the extent we require additional capital, we would raise such additional capital through the issuance of our equity or equity-linked securities, which may result in significant additional dilution to our current investors. Our ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. There is no assurance that additional funding will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations could be materially negatively impacted.

The following table sets forth a summary of our cash flows for the periods indicated:

	As of March 31,
	2013	2012
Cash flow data:
Net cash used in operating activities	(12,338,783)	(6,984,351)
Net cash used in investing activities	(1,341,136)	-
Net cash provided by financing activities	12,304,240	5,664,786
Effect of exchange rate on cash	6,681	(32,881)
Net changes in cash	(1,368,997)	(1,352,446)
Cash at beginning of period	1,625,705	3,493,015
Cash at end of period	256,708	2,140,569

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 was approximately $12.3 million, which was primarily a result of the following factors:

•	Net income of $298,047;
•	An increase in accounts receivable of $2.6 million as a result of our increased credit sales;
•	Purchase of inventories of $4.3 million as a result of anticipating increased sales volume in the expanded distribution network and upcoming fishing season;
•	An increase in advances to suppliers of $5 million because more advance payments have been paid to suppliers for the inventory purchase;

•	A decrease in advances from customers of $3 million because the same amount has been recognized as revenue when products have been delivered to customers and when revenue recognition criteria have been met;
•	An increase in tax payable of $0.6 million which is a timing difference for tax payment.

Net cash used in operating activities for the three months ended March 31, 2012 was approximately US$6.9 million, which was primarily as a result of the following factors:

•	Net income of approximately US$71,290;
•	A decrease in accounts receivable of approximately US$2.3 million as a result of efforts in collection;
•	An increase in inventories of approximately US5.3 million as a result of anticipating the sales volume will increase in the expended distribution network;
•	A decrease in advances to suppliers of approximately $1.5 million;
•	A decrease in advances from customers of approximately US$7.4 million due to unfavorable market condition in the first quarter and reluctance to pay in advance from customers facing high and volatile oil prices;
•	An increase in prepaid expenses of approximately US$0.95 million due to increased prepayment for services and deposits under signed agreements;
•	An increase in accounts payable of approximately US$3.6 million in line with increased purchasing;
•	A decrease in tax payable of approximately US$1.4 million;
•	An increase in other liabilities of approximately US$0.15 million resulting from temporary borrowings from various parties.

Investing Activities

Cash used in investing activities was $1.34 million for the three months ended March 31, 2013, which was attributable to:

•	An equity investment of $1.27 million to an unconsolidated entity Dalian Haode in which we have a 20% equity interest
•	Expenditures on acquisition of property of $66,622

There was no cash used in investing activities for the three months ended March 31, 2012

Financing Activities

Cash provided by financing activities was $12.3 million for three months ended March 31, 2013. It consists of net bank proceeds of $19 million, repayment of bank loan of $1.7 million, proceeds of bank notes bills of $11.4 million, repayment of bank notes of $19.7 million and release of restricted cash of $3.4 million upon repayment of bank notes bills.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, the Evaluating Officers concluded that our disclosure controls and procedures were not effective as of the period covered by this report. The foregoing conclusion was due to the continued presence of material weaknesses in internal control over financial reporting, as discussed under “Management’s Report on Internal Control Over Financial Reporting” in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Annual Report”). Management anticipates that such disclosure controls and procedures will not be effective until the material weakness described below is remediated.

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

We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company. Our management intends to focus its remediation efforts in the near term on installing a new financial system and documenting formal policies and procedures surrounding transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management is also committed to taking further action and implementing enhancements or improvements as resources permit. The implementation of additional measures, however, may take considerable time.

Changes in Internal Controls over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting during our first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of March 31, 2013.

Item 1A.	Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended March 31, 2013. The Company did not repurchase any of its equity securities during the same fiscal period.

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

Andatee China Marine Fuel Services Corporation

Date: May 15, 2013	By:	/s/ An Fengbin
An Fengbin
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Wang Hao
Wang Hao
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

*            Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

