Form 10-Q
period 2013-06-30
Andatee China Marine Fuel Services Corp
filed 2013-08-14
CIK 1469606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 9, 2013, the Company had 9,860,159 shares of common stock outstanding.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2013 AND DECEMBER 31, 2012	4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012	5

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012	6

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-23

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$3,522,403	$1,625,705
Restricted cash	46,909,212	9,173,002
Accounts receivable, net	47,678,251	18,220,089
Inventories, net	20,732,045	9,302,913
Advances to suppliers	22,352,330	16,387,613
Deposits for land use rights	2,332,664	698,291
Prepaid expense and other current assets	2,320,677	558,505
Deferred tax assets	1,065,813	840,540
Total current assets	146,913,395	56,806,658

Property, plant and equipment, net	52,379,442	40,880,091
Construction in progress	1,452,857	12,860,195
Equity investment	1,312,450	-
Intangible assets, net	8,882,727	8,953,602
Goodwill	1,238,169	1,213,036

Total assets	$212,179,040	$120,713,582

LIABILITIES AND EQUITY

Current liabilities
Short-term bank borrowings	$19,357,870	$9,314,247
Bank note payable	92,658,589	19,679,104
Accounts payable and accrued liabilities	19,258,163	8,367,697
Advances from customers	7,182,189	8,472,233
Loan from third parties	2,351,293	9,413,436
Related party loans payable	4,302,092	509,255
Taxes payable	2,871,938	2,719,517
Other liabilities	2,090,148	1,777,089
Total current liabilities	150,072,282	60,252,578

Warrant liability	92,686	-

Commitments and contingencies

Equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,860,159 and 9,610,159 shares issued; 9,768,967 and 9,518,967 shares outstanding as of June 30, 2013, and December 31, 2012,respectively	9,860	9,610
Treasury stock, at cost; 91,192 shares	(497,693)	(497,693)
Additional paid-in capital	29,955,806	29,888,556
Accumulated other comprehensive income	5,621,023	4,297,827
Retained earnings	19,562,445	19,513,573
Statutory reserve	3,628,644	3,421,960
Total stockholders' equity of the Company	58,280,085	56,633,833
Noncontrolling interest	3,733,987	3,827,171
Total equity	62,014,072	60,461,004

Total liabilities and equity	$212,179,040	$120,713,582

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30, 2013 ,
	2013	2012	2013	2012

Revenues	$75,766,037	$69,149,363	$129,397,690	$108,359,507
Cost of revenues	71,818,195	66,400,189	121,982,431	102,531,948
Gross profit	3,947,842	2,749,174	7,415,259	5,827,559

Operating expenses
Selling expenses	357,975	409,510	817,031	956,454
General and administrative expenses	2,486,902	1,258,168	4,136,767	2,405,462
Total operating expenses	2,844,877	1,667,678	4,953,798	3,361,916

Income from operations	1,102,965	1,081,496	2,461,461	2,465,643

Other income (expense)
Interest income	13,628	27,505	225,048	127,758
Interest expense	(1,167,686)	(928,513)	(2,081,214)	(2,640,621)
Income (loss) from equity investment	(8,566)	-	16,350	-
Change in fair value of warrants	10,150	-	10,150	-
Other income (expense)	(33,496)	(11,026)	(169)	289,872
Total other income (expense)	(1,185,970)	(912,034)	(1,829,835)	(2,222,991)

Income (loss) before income tax provision	(83,005)	169,462	631,626	242,652

Provision for Income Taxes	52,668	35,520	469,254	37,420

Net income (loss)	(135,673)	133,942	162,372	205,232
Less: net loss attributable to noncontrolling interest	(56,259)	(83,507)	(93,184)	(170,085)
Net income (loss) attributable to the Company	$(79,414)	$217,449	$255,556	$375,317

Other comprehensive income (loss)
Total foreign currency translation adjustment	1,032,940	(33,280)	1,615,051	276,663
Less: foreign currency translation adjustment attributable to non-controlling interest	(60,466)	-	(291,855)	-
Foreign currency transalation adjustment attributable to the Company	972,474	(33,280)	1,323,196	276,663

Comprehensive income (loss)	$893,060	$184,169	$1,578,752	$651,980

Basic and diluted weighted average shares outstanding	9,674,048	9,610,159	9,642,103	9,610,159
Basic and diluted net earnings (loss) per share	$(0.01)	$0.02	$(0.03)	$0.04

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$162,372	$205,232
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,079,611	895,546
Amortization	253,656	135,517
Bad debt provision	1,584,462	-
Provision for obsolete inventories	55,864	-
Deffered tax benefit	(205,650)	-
Amortization of stock-based compensation	67,500	-
Income from equity investment	(16,350)	-
Change in fair value of warrants	(10,150)	-
Changes in operating assets and liabilities
Accounts receivable	(30,016,665)	7,204,609
Inventories	(11,172,857)	(25,240,381)
Settlement receivable	-	(421,965)
Advances to suppliers	(5,904,874)	5,062,032
Prepaid expense and other current assets	(1,904,385)	(489,325)
Accounts payable and accrued liabilities	12,122,383	2,689,312
Advances from customers	(1,450,003)	10,924,281
Taxes payable	95,056	(3,257,121)
Other liabilities	(904,182)	734,865
Net cash used in operating activities	(36,164,212)	(1,557,398)

Cash flows from investing activities
Equity investment in unconsolidated entity	(1,282,154)	-
Additions to construction in progress and property and equipment	(69,053)	(675,576)
Purchase of land use rights	(1,602,693)	-
Refunds of deposits	-	640,367
Net cash used in investing activities	(2,953,900)	(35,209)

Cash flows from financing activities
Proceeds from short term loans	19,152,176	3,291,295
Repayment of short term loans	(9,406,202)	(4,398,943)
Proceeds from bank notes	91,674,012	-
Repayment of bank notes	(19,873,387)	-
Restricted cash, net	(37,147,199)	513,023
Repayment of loan to unrelated party	(7,180,063)	-
Proceeds of loan from related party	3,742,096	15,416,997
Net cash provided by financing activities	40,961,433	14,822,372

Effect of exchange rate changes on cash and cash equivalents	53,377	362,226

Net decrease in cash and cash equivalents	1,896,698	13,591,991

Cash and cash equivalents, beginning of period	$1,625,705	$3,493,015

Cash and cash equivalents, end of period	$3,522,403	$17,085,006

Supplemental cash flow information:
Interest paid	$2,582,788	$2,391,738
Income taxes paid	$315,620	$491,902

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013.

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

Name of the entity	Place of Incorporation	Ownership Percentage
Andatee China Marine Fuel Services Corp.	Delaware	Parent
Goodwill Rich International Corp., (“Goodwill Rich”)	Hong Kong	100%
Dalian Fusheng Petrochemical Company ("Fusheng") (“WOFE”)	Dalian, China	WOFE, 100%
Dalian Xingyuan Marine Bunker Co., Ltd (“Xingyuan”) (“VIE”)	Dalian, China	VIE,100%
Shangdong Shengfu Petrochemical Company, Ltd.(“Shandong Shengfu”)	Shandong, China	100%
Dalian Xifa Petrochemical Company, Ltd.(“Dalian Xifa”),	Dalian, China	100%
Shandong Xifa Prochemical Company, Ltd. (“Shandong Xifa”)	Shandong, China	100%
Shenzhen Shengfu Petrochemical Company, Ltd.( “Shenzhen Shengfu”)	Shenzhen, China	100%
Donggang Xingyuan Marine Fuel Company (“Donggang Xingyuan”),	Donggang, China	100%
Rongcheng Zhuoda Trading Co (“Zhuoda”)	Shandong, China	100%
Wujiang Xinlang Petrochemical Company ("Xinglang")	Wujiang, China	90%
Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”).	Zhejiang, China	63%
Rongcheng Xinfa Petroleum Company (“Xinfa”)	Shandong, China	90%
Suzhou Fusheng Petrochemical Company ("Suzhou Fusheng")	Suzhou, China	61%
Hailong Petrochemical Company (“Hailong”)	Tianjin, China	52%
Rongcheng Mashan Xingyuan (“Mashan Xingyuan”	Shandong, China	52%
Shanghai Fusheng Petrochemical Company, Ltd.( “Shanghai Fusheng”)	Shanghai, China	100%
Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”)	Lianyungang, China	100%
Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”)	Lianyungang, China	100%

On June 7, 2013, Dalian Fusheng formed a new subsidiary Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”) in the city of Lianyungang under the laws of the PRC with registered capital of $4.69 million (RMB 29,000,000). In addition, on June 7, 2013, Dalian Xingyuan formed a new subsidiary Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”) in the city of Lianyungang under the laws of the PRC with registered capital of $3.4 million (RMB 21,000,000). Both Lianyungang Fusheng and Lianyungang Xingyuan will be engaged in the production, storage, distribution and trading of blended marine fuel oil for cargo and fishing vessels in the PRC.

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

Translation of amounts from RMB into the US dollar has been made at the following exchange rates for the respective years:

	June 30, 2013	December 31, 2012	June 30, 2012
Period end RMB : USD exchange rate	6.1732	6.3011	6.3247
Average RMB : USD exchange rate	6.2395	6.3034	6.3201

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, short term loans, bank notes payable and accrued liabilities. The fair value of the Company’s equity investment approximates its carrying value at June 30, 2013 because the Company’s 20% investment was made in January 2013.

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

In the normal course of business, the Company may be subject to challenges from taxing authorities regarding the amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions. Management determines whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of June 30, 2013 and December 31, 2012, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic “Accounting for the Impairment or Disposal of Long-Lived Assets”, certain assets such as property, plant, and equipment, and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of June 30, 2013 and December 31, 2012.

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

Stock-Based compensation

The Company follows the provisions of ASC 718, “Compensation — Stock Compensation,” which establishes the accounting for non-employee stock-based awards. Under the provisions of ASC 718, the fair value of the stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services. Fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then reconciled as compensation expense over the requisite performance period.

Recent Accounting Pronouncements

There were no new pronouncements that would have a material impact on the financial position of the Company.

3. Accounts Receivable, net

The Company’s accounts receivable is as follows:

	June 30, 2013	December 31, 2012
Trade accounts receivable	$49,310,034	$18,585,916
Allowances for doubtful accounts	(1,631,783)	(365,827)
Accounts receivables, net	$47,678,251	$18,220,089

4. Inventories, Net

The Company’s inventory consists of the following:

	June 30, 2013	December 31, 2012
Marine Fuel	$20,836,226	$9,349,662
Less: reserve for inventory obsolescence	(104,181)	(46,749)
Total Inventory, Net	$20,732,045	$9,302,913

As of June 30, 2013 and December 31, 2012, fuel inventory in the amount of $-0- and $3,016,425, respectively, has been pledged as collateral for certain bank loans. See Note 12 below.

5. Advance to Suppliers, Net

Advance to suppliers represent the payments made to suppliers in advance for the purchase of certain materials and fuels. Advances to suppliers consisted of the following:

	June 30, 2013	December 31, 2012
Advances to suppliers	$23,059,846	$16,744,629
Allowance for doubtful accounts	(707,516)	(357,016)
Advances to suppliers, net	$22,352,330	$16,387,613

6. Property, Plant and Equipment, Net

The Company’s Property, Plant and Equipment are as follows:

	June 30, 2013	December 31, 2012

Property and buildings	$34,279,149	$33,531,803
Machinery, boiler and marine bunker equipment	22,118,284	10,217,678
Transportation vehicles	1,480,957	1,450,896
Office equipment	51,120	48,070
Leasehold improvement	68,309	66,922
Total	57,997,819	45,315,369
Less: Accumulated depreciation	(5,618,377)	(4,435,278)
Property, Plant and Equipment, net	$52,379,442	$40,880,091

Depreciation expense was $599,817 and $426,224 for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense was $1,079,611 and $895,546 for the six months ended June 30, 2013 and 2012, respectively.

Property and equipment with a net book value $19,793,608 and $25,778,015 has been pledged as collateral for certain bank acceptance notes and bank loans at June 30, 2013 and December 31, 2012, respectively. See Note 12 and Note 14 below.

7. Construction-in-Progress

The construction projects in progress are to build facilities to expand production capacity in Tianjin, Donggang, Rongcheng and Wujiang areas. Construction costs mainly represent construction expenditures and equipment costs not yet in service. The Company completed three construction projects totaling $11.7 million (RMB 72.15 million) by the end of May 2013 after these projects passed the inspection conducted by local the government agencies. The remaining ongoing construction projects are expected to be completed by the end of 2013.

The Company’s construction-in-progress is as follows:

	June 30, 2013	December 31, 2012
Berth and berth improvements	$554,362	$529,556
Oil blending and storage tanks	898,495	12,330,639
Total	$1,452,857	$12,860,195

8. Intangible Assets, Net

The Company’s Intangible Assets are summarized as follows:

	June 30, 2013	December 31, 2012

Land use rights	$4,595,155	$4,501,882
Leasehold right	4,106,460	3,777,979
Licenses and permits	1,133,934	1,110,917
Software	28,458	27,881
Total	9,864,007	9,418,659
Less: accumulated amortization	(981,280)	(465,057)
Intangible assets, net	$8,882,727	$8,953,602

The details of land use rights are as follows:

Location	Land Size	Amount	Term
	(square meters)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$465,075	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$2,434,718	July 16, 2008 – May 15, 2058
Mashan Village, Chengshan Town, Shandong Province	3,659.57	$619,932	Government assignment
Linzi borough, Linzi City, Shandong Province	15,130.70	$120,942	Government assignment
Linzi District Qincheng Town, Shangdong Province	14,994.9	371,323	Expires on October 31, 2062
Pingwang Town Suzhou City, Jiangsu Province	9,624.30	$583,165	September1, 2011–January 30, 2055
Total Land Use Rights		$4,595,155

Land use rights with a net book value of $1,353,787 and $2,812,287 were pledged as collateral for certain loans and bank notes at June 30, 2013 and December 31, 2012 (see Note 12 “Short-term bank borrowings” and Note 14 “Bank Notes Payable”).

Amortization expenses for the three months ended June 30, 2013 and 2012 were $127,451 and $57,874, respectively. Amortization expenses for the six months ended June 30, 2013 and 2012 were $253,656 and $135,517, respectively.

The estimated future amortization expenses are as follows:

For the twelve months ending June 30,
2014	$492,986
2015	493,932
2016	490,506
2017	488,467
2018	488,467
Thereafter	6,428,369
Total	$8,882,727

9. Equity

On June 7, 2013, the Company issued 250,000 shares to a third-party consultant for consulting services. The consulting service period is from June 8, 2013 to June 8, 2014. The company issued 250,000 shares to the Consultant on June 7, 2013 and will issue another 250,000 shares on November 1, 2013, respectively. The fair value of this compensation is based on the closing stock price on the date at which the Consultant’s performance is complete. $67,500 of stock compensation expense was recognized for services provided for the three and six months ended June 30, 2013.

On June 7, 2013, the Company also issued warrants to purchase 200,000 shares with an exercise price of $1.50 to this Consultant. All of these warrants are exercisable on or after December 1, 2013 and on or before the three year anniversary of the issuance of these warrants.

The warrants do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as a long-term liability. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 137%, risk free interest rate at 0.52% and 0.66% on the grant date and June 30, 2013, respectively, and expected term of 3.5 years. The fair value of these warrants was calculated at $102,836 at the grant date and $92,686 on June 30, 2013. The change in fair value of these warrants is recorded as other income/expense. The related amortization of share-based compensation expense was $8,570 for the three and six months ended June 30, 2013.

These warrants are not included in diluted weighted average shares calculation for the three and six months ended June 30, 2013 as the Company incurred a net loss for the period.

10. Equity Investment

An investment in which the Company has the ability to exercise significant influence, but does not have a controlling interest, is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

In January 2013, the Company, together with two third-parties, Dalian Lianzon Marine Group (“Lianzon”) and Dalian Lianye Investment Consulting Co., Ltd. (“Lianye”), jointly formed a new entity, Dalian Haode Petroleum and Chemical Co., Ltd. (“Haode”), in which the Company invested RMB 8 million (approximately $ 1.31 million) for a 20% ownership interest in Haode. Haode will be engaging in chemical product sales, marine fuel material purchase and trading, logistics and other consulting services in the PRC.

Total income from the unconsolidated entity amounted to $16,350 and $-0- for the six months ended June 30, 2013 and 2012, respectively, which is included in “Income from equity investment” in the unaudited condensed consolidated statements of income and other comprehensive income.

11. Related Party Transactions

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance its working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand. The Company had officer loans in the amount of $4,302,092 and $509,255 as of June 30, 2013 and December 31, 2012, respectively.

12. Short Term Bank Borrowings

The following is a summary short-term bank borrowings:

		June 30,	December 31,
		2013	2012
Huaxia Bank:
Interest at 8.20%, payable February 7, 2013	(A)	$-	$1,745,727
Pingan Bank:
Interest at 6.72%, payable May 22,2013	(B)	-	5,902,144
Interest at 6.72%, payable May 18,2013	(C)	-	1,666,376
Interest at 7.28%, payable on August 27, 2013	(D)	2,429,858	-
Interest at 7.8%, payable on August 31, 2013	(E )	2,429,858	-
Interest at 7.8%, payable on September 1, 2013	(F )	1,538,910	-
Bohai Bank:
Interest at 6.3%, payable on February 3, 2014	(G)	4,859,716	-
Fuxin Bank:
Interest at 6.5%, payable on March 1, 2014	(H )	8,099,528	-
Total		$19,357,870	$9,314,247

A.	On Jan 19, 2012, a loan with Huaxia Bank was fully repaid upon maturity in February 2013;

B.	On October 16, 2012, loans with Pingan Bank were fully repaid upon maturity during second quarter of 2013.

C.	On September 3, 2012, a loan with Pingan Bank was fully repaid upon maturity in May 2013;

D.	On February 27, 2013, the Company’s subsidiary, Dalian Xingyuan entered into a loan agreement with Pingan Bank to borrow RMB 15 million (equivalent to $2,429,858) for six months (from February 27, 2013 to August 27, 2013). The loan bears a variable interest rate of 7.28%, which can be adjusted up 30% on a quarterly basis. The loan has no collateral requirements.

E.	On March 4, 2013, the Company’s subsidiary, Dalian Xingyuan entered into a loan agreement with Pingan Bank to borrow RMB 15 million (equivalent to $2,429,858) for six months (from March 4, 2013 to August 31, 2013). The loan bears a variable interest rate of 7.8%, which can be adjusted up 30% on a quarterly basis. The loan has no collateral requirements.

F.	On March 7, 2013, the Company’s subsidiary, Dalian Xingyuan entered into a loan agreement with Pingan Bank to borrow RMB 9.5 million (equivalent to $1,538,910) for six months (from March 7, 2013 to September 1, 2013). The loan bears a variable interest rate of 7.8%, which can be adjusted up 30% on a quarterly basis. The loan has no collateral requirements.

G.	On February 4, 2013, the Company’s subsidiary, Dalian Fusheng entered into a loan agreement with Bohai Bank to borrow RMB 30 million (equivalent to $4,859,716) for one year (from February 4, 2013 to February 3, 2014). The loan bears a variable interest rate of 6.3%, which can be adjusted up 5% on a quarterly basis. The Company’s CEO Mr. An Fengbin, his wife Ms. Wang Jing and an unrelated party, Ms. Li Weizhi cosigned the loan guarantee agreements with the bank to provide guarantee to this loan by their personal assets and credits. The loan has no collateral requirements.

H.	On March 25, 2013, the Company’s subsidiary, Dalian Xingyuan entered into a loan agreement with Fuxin Bank to borrow RMB 50 million (equivalent to $8,099,527) for one year (from March 31, 2013 to March 1, 2014). The loan bears a variable interest rate of 6.5%, which can be adjusted up 30% on a quarterly basis. Two unrelated third parties, Mr. Wang Hai and Dalian Boat Equipment Co., Ltd. cosigned the loan guarantee agreements with the bank to provide guarantee to this loan. The loan has no collateral requirements.

13. Loans From Third Parties

Loans from unrelated third parties consist of the following:

		June 30,	December 31,
Loans from third-parties		2013	2012
Lishu Xinda Goods Trading Company
Bearing 6% interest, payable May 31, 2013	(a)	$-	$1,269,620
Dalian Jinhan Development Company
Bearing 6% interest, payable October 23, 2013	(b)	1,619,906	1,587,024
Dalian Jiahui Advertising Company
Bearing 6% interest, payable May 31, 2013	(c )	-	238,054
Xu Yaling, 6% interest, payable on April 30, 2013	(d )	-	2,221,834
Loans from other individuals	( e)	731,387	4,096,904
Total loans from third parties		$2,351,293	$9,413,436

13. Loans From Third Parties(continued)

(a) On November 20, 2012, a loan from Lishu Xinda Goods Trading Company as working capital was fully repaid upon maturity on May 31, 2013.

(b) On October 14, 2012, the Company received short term loans of RMB 10 million ($1,619,906) from an unrelated third-party, Dalian Jinhan Development Company as working capital. The loan is unsecured, bears interest at a rate of 6% and is due on April 24, 2013. The Company did not repay the loan upon maturity, but subsequently signed a loan extension agreement with the third party to extend the loan for an additional six months (due on October 23, 2013).

(c) On November 25, 2012, a loan from Dalian Jiahui Advertising Company was fully repaid upon maturity on May 31, 2013.

(d) On August 20, 2012, a loan from Xu Yaling was repaid in full upon maturity in first quarter of 2013.

(e) Unsecured loans from several individuals (Mr. Zhuo Yanhou, Mr. Zhu Hongkun and Mr. Sun Pengjun), bear interest at rates of 4% to 6% and mature within six to twelve months (from May 2012 to May 2013). The Company repaid most of these individual loans upon maturity. For the remaining balance of individual loans, the Company signed loan extension agreements to extend these loans for an additional six months.

14. Bank Note Payable

The Company has credit facilities with Harbin Bank and CITIC Bank that provide for working capital in the form of the following bank acceptance notes at June 30, 2013:

Beneficiary	Endorser	Origination Date	Maturity Date	Interest rate	Amount
Dalian Xingyuan Marine Bunker Co. (2)	CITIC Bank	04-23-2013	10-08-2013	5.5%	$6,479,622
Dalian Xifa PetroChemical (2)	CITIC Bank	04-19-2013	10-11-2013	5.5%	12,959,243
Dalian Xifa PetroChemical (2)	CITIC Bank	04-22-2013	10-17-2013	5.5%	12,959,243
Dalian Xifa PetroChemical (2)	CITIC Bank	05-08-2013	11-16-2013	5.5%	9,719,432
Dalian Xifa PetroChemical (2)	CITIC Bank	05-16-2013	11-13-2013	5.5%	9,719,432
Dalian Haode PetroChemical (2)	CITIC Bank	05-16-2013	11-13-2013	5.5%	12,959,243
Dalian Fusheng PetroChemical (1)	Harbin Bank	02-07-2013	08-06-2013	4.8%	11,663,320
Dalian Haode PetroChemical (2)	CITIC Bank	04-07-2013	10-16-2013	5.5%	6,479,622
Dalian Fusheng PetroChemical (2)	CITIC Bank	04-17-2013	10-10-2013	5.5%	9,719,432
Total					92,658,589

(1)	In connection with the $11,663,320 bank note payable with Harbin Bank, the Company’s CEO, Mr. An Fengbin, the Company’s subsidiary Dalian Fusheng, and two unrelated third-parties, Dalian Boat Equipment Co., Ltd. and Fushun Municipal Construction Group jointly signed the guarantee agreements with the bank and are contingently liable as guarantors with respect to a maximum exposure of $6.7 million (RMB 42 million) to this bank note. If Dalian Xingyuan fails to repay the debt upon maturity, these guarantors will be obligated to perform under the guarantees by making the required payments, including late fees and penalties. The Company has pledged land use rights valued at $1,353,787 (RMB 8.4 million) and fuel oil tanks and other fixed assets valued at $294,823 (RMB 1.82 million) as collateral. In addition, the Company is required to hold restricted cash of $6.4 million with Harbin Bank as additional collateral against this bank acceptance note. The Company fully repaid the note upon maturity on August 6, 2013.

(2)	During the second quarter ended June 30, 2013, the Company’s subsidiary Dalian Fusheng borrowed $64.8 million (RMB 400 million) bank notes from CITIC bank, and the Company’s subsidiary Dalian Xingyuan also borrowed $16.2 million (RMB 100 million) bank notes from CITIC bank. In connection with the borrowings, Dalian Fusheng pledged fuel oil tanks valued at $19.5 million (RMB 120.3 million) as collateral. In addition, the Company is required to hold restricted cash of $40.5 million with CITIC Bank as additional collateral against these bank acceptance notes.

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

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as a general reserve fund, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer a portion of their net assets to the Company. The restricted amounts as determined pursuant to PRC statutory laws totaled approximately US$3,628,644 and US$3,421,960 at June 30, 2013 and December 31, 2012, respectively.

16. Taxes

(a)	Corporate Income taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

16. Taxes (continued)

Entity	Income Tax Jurisdiction
Andatee Marine Fuel Services Corp.	U.S.A
Goodwill Rich International	Hong Kong
Fusheng, Xingyuan and their subsidiaries	PRC

United States

The parent Company Andatee China Marine Fuel Services Corp. was incorporated in the United States and has incurred net operating loss for U.S. federal income tax purposes as of June 30, 2013. Andatee had loss carry forwards of approximately 1,030,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2033. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full valuation allowance has been provided and no deferred tax asset has been recorded. The valuation allowance as of June 30, 2013 and December 31, 2012 was approximately $350,000 and $306,000, respectively. The changes in valuation allowance for the six months ended June 30, 2013 and 2012 was $44,000 and $-0-, respectively.

Hong Kong

The Company’s wholly owned subsidiary Goodwill Rich was incorporated in Hong Kong and is subject to Hong Kong corporate income tax at a rate of 16.5% on the estimated assessable profits arising from Hong Kong. Goodwill Rich has not earned any income that was derived in Hong Kong since inception and therefore was not subject to Hong Kong income tax. As of June 30, 2013 and December 31, 2012, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to approximately $2,760,000, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for Hong Kong income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2013 and December 31, 2012, and no deferred tax asset has been recorded. The valuation allowance as of June 30, 2013 and December 31, 2012 was approximately $450,000 and $428,000, respectively. The changes in valuation allowance for the six months ended June 30, 2013 and 2012 was $22,000 and $-0-, respectively.

PRC

The Company’s wholly owned subsidiary Dalian Fusheng and its subsidiaries, VIE Dalian Xingyuan and its subsidiary in China are governed by the Income Tax Law of the People’s Republic of China, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments.

The following table reconciles the statutory rates to the Company’s effective tax rate for the periods indicated:

	June 30,	June 30,
	2013	2012

U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
Hong Kong income tax	-	-
China Statutory income tax rate	25	25
Non-deductible expenses-permanent difference (Note A)	(46.5)	-
Operating loss carry-forward	(22.1)	(9.6)
Effective tax rate	(43.6%)	15.4%

16. Taxes (continued)

Note A: non-deductible expenses primarily included legal, accounting and other consulting expenses of Hong Kong Goodwill Rich which are not expected to be deductible for Hong Kong income taxes in the future.

The provision for income taxes consists of taxes on income from operations plus unrecognized tax benefits plus changes in deferred taxes for the periods ended:

	June 30, 2013	June 30, 2012

Current	$674,904	$60,663
Deferred	(205,650)	(23,243)
Total	$469,254	$37,420

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forward. Some of the Company’s subsidiaries have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to approximately $4,778,000 as of June 30, 2013 and expire through 2018. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.

The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors.

For the six months ended June 30, 2013, management estimated that net operating loss of certain PRC subsidiaries may not be realizable in the near future. Therefore, a 100% valuation allowance of $1,069,714 has been provided against the deferred tax assets of these subsidiaries. For the six months ended June 30, 2013 and 2012, management concluded PRC deferred tax assets for the Company’s remaining subsidiaries would be realized in the future. Accordingly, the Company recorded a deferred tax benefit of $205,650 and $23,243 from loss carryover for the six months ended June 30, 2013 and 2012, respectively. The Company believes it can utilize the deferred tax assets to offset future taxable income.

The components of deferred tax assets as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012

Net operating loss of subsidiaries	$1,194,681	$839,409
Temporary difference	946,861	-
Effect of foreign currency exchange rate	(6,015)	1,131
Total	2,135,527	840,540
Less: valuation allowance	(1,069,714)	-
Deferred tax assets	$1,065,813	$840,540

As of June 30, 2013, the tax years ended December 31, 2008 through December 31, 2012 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

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

(c) Taxes Payable

Taxes Payable consists of the followings:

	June 30,	December 31,
	2013	2012
Income Tax Payable	$1,051,024	$272,557
VAT Payable	1,057,729	1,765,953
Other Tax Payable	763,185	681,007
Total	$2,871,938	$2,719,517

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

The Company’s commitment for minimum lease payments under these operating leases is as follows:

For the twelve months ending June 30,
2014	$425,759
2015	406,283
2016	406,283
2017	406,283
2018	406,283
Thereafter	1,523,560
Total	$3,574,451

Nalian Purchase Agreement

In connection with Xingyuan's purchase of the 63% ownership interest in Nalian in December 2005, the Company may become obligated to purchase the remaining 37% ownership interest for RMB 8,880,000 (approximately $1.3 million), upon exercise of the shareholder's option to put the shares to the Company. The Company expects to complete the Nanlian purchase in late 2013.

17. Commitment and Contingencies (continued)

Supply Agreements

In September 2010, the Company executed a 10-year agreement to supply marine fuel to Haiyu Fishery Limited Corporation ("Haiyu") and Jinghai Group ("Jinghai"). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province.

Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area.The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.04 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the six months ended June 30, 2013 and 2012, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

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

As of June 30, 2013, all of the Company’s cash was on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

For the three months ended June 30, 2013 and 2012, two customers accounted for 28.2% and 21.7% of the Company’s total revenues, respectively. For the six months ended June 30, 2013 and 2012, one customer accounted for 12.8% and 28.2% of the Company’s total revenues, respectively.

For the three months ended June 30, 2013 and 2012, 43.5% and 41.7% of the Company’s raw materials came from three suppliers, respectively. For the six months ended June 30, 2013, 38.2% of the Company’s raw materials came from three suppliers. For the six months ended June 30, 2012, no single supplier accounted for more than 10% of the Company’s total raw materials purchase.

19. Terminating the operation of subsidiaries

On January 7, 2013, the Company filed an application with the local government authority to terminate the operation of its subsidiary, Shandong Shengfu. The application was approved by the local government on March 7, 2013. Shandong Shengfu had limited operation since its inception. As of June 30, 2013, Shandong Shengfu’s total assets were $0.8 million, or 0.4% of the Company’s consolidated total assets. There was no reported revenue and net income for Shandong Shengfu since its inception. The assets were not reported as discontinued operations due to immateriality.

In addition, pursuant to a Board Resolution of Tianjin Hailong dated on January 18, 2013, Dalian Fusheng approved to sale its 51.952% ownership interest in Tianjin Hailong to Tianjin Hailong's two individual shareholders Mr. Niu Jinfu and Mr.Zhao Guohua for RMB 5.46 million (about $0.86 million). After such sale, Tianjin Hailong’s operations will no longer be consolidated. The formal sale agreement has not been completed as of June 30, 2013. As of June 30, 2013, Tianjin Hailong’s total assets was $2.4 million, accounting for only 1.1% of the Company’s consolidated total assets; and total liabilities was approximately $1.9 million, accounting for only 1.2% of the Company’s consolidated total liabilities. There was no revenue and net income reported for the three and six months ended June 30, 2013. The assets were not reported as discontinued operations due to immateriality.

20. Subsequent events

In July 2013, the Company’s subsidiary, Dalian Xifa, obtained RMB 2 billion (about $322 million) line of credit from Xingye bank as working capital. The Company expects to withdraw the fund out of this line of credit in late August 2013.

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

Except where the context otherwise requires and for purposes of this Quarterly Report:

•             the terms “we,” “us,” “our company,” “our” refer to Andatee China Marine Fuel Services Corporation, a Delaware corporation, its subsidiaries Goodwill Rich International Limited and Dalian Fusheng Consulting Co. Ltd., its subsidiaries, Donggang Xingyuan Marine Bunker Company Ltd., Rongcheng Xinfa Petrol Company Ltd., Rongcheng Mashan Xingyuan Marine Bunker Co. Ltd., Rongcheng Zhuoda Trading Co. Ltd, Suzhou Fusheng Petrol Co. Ltd., Wujiang Xinlang Petrol Co. Ltd, Lianyungang Fusheng Petrochemical Co., Ltd., and its previous variable interest entity (VIE), Dalian Xingyuan Marine Bunker Co. Ltd., through which entity we conducted all of our business operations and since we have transferred most of them under the direct control of Dalian Fusheng Petrol Co. Ltd. , and two subsidiaries of the VIE, which is Xiangshan Yongshinanlian Petrol Company Ltd.and Lianyungang Xingyuan Marine Bunker Co., Ltd;

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

In January 2013, the Company, together with two third-parties, Dalian Lianzon Marine Group (“Lianzon”) and Dalian Lianye Investment Consulting Co., Ltd. (“Lianye”), jointly formed a new entity, Dalian Haode Petroleum and Chemical Co., Ltd. (“Haode”), in which the Company invested RMB 8 million (approximately $ 1.31 million) for a 20% ownership interest in Haode. Haode will be engaging in chemical product sales, marine fuel material purchase and trading, logistics and other consulting services in PRC.

On June 7, 2013, Dalian Fusheng formed a new subsidiary Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”) in the city of Lianyungang under the laws of the PRC with registered capital of $4.69 million (RMB 29,000,000). In addition, on June 7, 2013, Dalian Xingyuan formed a new subsidiary Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”) in the city of Lianyungang under the laws of the PRC with registered capital of $3.4 million (RMB 21,000,000). Both Lianyungang Fusheng and Lianyungang Xingyuan will be engaged in the production, storage, distribution and trading of blended marine fuel oil for cargo and fishing vessels in the PRC.

Operational Initiatives in 2013

In 2013, we have undertaken , step by step, the following strategies designed to reduce the overall production and transportation costs:

•	Build and/or acquire other distributing facilities to increase our profit margin and sales, enhance our brand and minimize the adverse impact of oil price volatility
•	Establish regional purchase center to timely collect all information for sales and purchase analysis, to process order making and logistics planning. This allows us to negotiate favorable pricing and volume discounts and maintain an appropriate sale levels
•	Work closely with the management of each subsidiary to obtain an in-depth knowledge of local markets and developed a list of suppliers to reduce the purchase cost of certain raw materials.
•	Relocat our production and storage centers closer to our end users which provide us more opportunity to develop an efficient and flexible manufacturing and operational infrastructure and enjoy savings on transportation costs.

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

Results of Operations-Comparison of the three and six months ended June 30, 2013 and 2012

Revenue

For the three months ended June 30, 2013, our revenue increased by $6.6 million, or 10%, from $69.12 million for the second quarter ended June 30, 2012 to $75.7 million for the second quarter ended June 30, 2013.

For the six months ended June 30, 2013, our revenue increased by $21 million, or 19%, from $108.3 million for the six months ended June 30, 2012 to $129.3 million for the six months ended June 30, 2013.

The increase in our revenues was mainly due to increased sales volume. Our overall sales volume increase by 9,453 tons, or 12.8%, from 74,353 tons for the second quarter ended June 30, 2012 to 83,896 tons for second quarter ended June 30, 2013. For the six months ended June 30, 2013, our overall sales volume increased by 24,498 tons, or 18.5%, from 132,409 tons for the six months ended June 30, 2012 to 156,907 tons for the six months ended June 30, 2013.

The increase in our revenue was due to the following reasons:

•	The increase in our sales volume was primarily driven by increased customer demand for our 180CST and #4 blended fuel oil which has a relatively competitive market price targeting a broad range of fishing boat and cargo vessel customers. Among our total sales volume in the second quarter of 2013, approximately 19.4% was from sales of our 180CST fuel oil and about 65% was from sales of our #4 fuel oil. On the other hand, among our total sales volume for the six months ended June 30, 2013, approximately 11.6% was from sales of our 180CST fuel oil and about 62.1% was from sales of our #4 fuel oil;

•	The increase in our revenue was affected by changes in our selling price on certain key products. When comparing the second quarter ended June 30, 2013 to the same period of 2012, the average selling price of our best-seller #4 fuel oil increased about 8.4%, average selling price for marine fuels 180CST decreased about 41%. On the other hand, when comparing six months ended June 30, 2013 to the same period of 2012, the average selling price of our best-seller #4 fuel oil increased about 7.4%, average selling price for marine fuels 180CST decreased about 41%. The increase or decrease in selling price for these products positively stimulated customer’s purchase demand and led to the increase in sales revenue as well.
•	In addition, we expanded our market coverage to more extended geographic areas, such as Shanghai, Zhejiang Province, which helped us to attract additional new customers. Total number of customers increased about 23% as of June 30, 2013 as compared to the same period of 2012. The increase in number of customers led to increased sales as well.

On the other hand, certain factors (such as the general slow-down of the Chinese economy, seasonality impact on the fishing industry, our reduced sales promotion due to our ongoing privatization plan, as well as the global crude oil price fluctuation, etc.) negatively impacted our sales trend.

For the three months ended June 30, 2013, #1 marine fuel represented 4.9% of our sales, #2 marine fuel represented 6.7% of our sales, #3 marine fuel represented 4.3% of our sales, #4 marine fuel represented 64.7% of our sales, 180CST represented 19.4% of our sales and no sales reported on 120CST.

For three months ended June 30, 2012, #1 marine fuel represented 19% of our sales, #2 marine fuel represented 16.1% of our sales, #3 marine fuel represented 6.1% of our sales, #4 marine fuel represented 47.5% of our sales, 180CST represented 11.4% of our sales and no sales reported on 120CST.

For six months ended June 30, 2013, #1 marine fuel represented 8.8% of our sales, #2 marine fuel represented 8.7% of our sales, #3 marine fuel represented 7.7% of our sales, #4 marine fuel represented 62.1% of our sales, 180CST represented 11.6% of our sales and 120CST represented 0.9% of our sales.

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

Our cost of revenues increased by $5.4 million, or 8%, from $66.4 million for the second quarter ended June 30, 2012 to $71.8 million for the second quarter ended June 30, 2013 primarily due to increased sales volume from 74,353 tons for the second quarter ended June 30, 2012 to 83,896 tons for second quarter ended June 30, 2013.

For the six months period, our cost of revenues increased by $19.4 million, or 19%, from $102.5 million for the six months ended June 30, 2012 to $121.9 million for the six months ended June 30, 2013 due to increased sales volume from 132,409 tons for the six months ended June 30, 2012 to 156,907 tons for the six months ended June 30, 2013.

The increase in cost of revenue was primarily due to the following reasons:

(1)	Cost of revenue increased due to increased sales volume as discussed above. As more quantity was sold, more costs have been allocated to products been sold;
(2)	Our main business is to purchase raw materials and crude oil from upstream suppliers and then blend, manufacture and sell to customers. The purchase price for raw materials and crude oil was largely affected by the global and local crude oil price fluctuation. Consequently, average unit cost for our products sold was $856 per ton for the three months ended June 30, 2013 as compared to $893 per ton for the same period of 2012. For the six months period, our average unit cost per ton was $777.4 for the six months ended June 30, 2013 as compared to $774.4 for the same period of 2012. Our cost of revenue increased due to the fluctuation of unit cost of product affected by the global crude price volatility.

Gross Profit

Our gross profit and gross profit margin was affected by several factors, including:

•	the gross profit margin of our six major products are different. Fuel #3 and fuel #4 has a higher gross profit margin than other products, and fuel 120CST and fuel 180CST has the lowest margin. Therefore, the sales of different product mix in different reporting period impacted our gross profit.

•	we retail our products to end user and also wholesale side to distributors as well. Gross profit from the retail side is normally higher than the wholesale because we can set the selling price higher and can control the operating costs more easily. Accordingly, an increase or decrease in the retail sales will impact our gross profit to a certain extent.

•	the increase and decrease in the average selling price and average unit cost will also impact our gross margin.

Our gross profit increased by $1.19 million, or 44%, to $3.9 million for the quarter ended June 30, 2013 as compared to $2.7 million in the quarter ended June 30, 2012. As a percentage of revenues, our gross profit margin was 5.2% and 4% for the second quarter of 2013 and 2012, respectively.

Our gross profit increased by $1.58 million, or 27%, to $7.4 million for the six months ended June 30, 2013 as compared to $5.8 million for the six months ended June 30, 2012. As a percentage of revenues, our gross profit margin was 5.7% and 5.4% for the six months ended June 30, 2013 and 2012, respectively.

In summary, the increase in our gross profit margin for the three and six months ended June 30, 2013 as compared to 2012 was primarily due to (i) increase in our sales due to increased sales volume and increased selling price on certain product (ii) increased costs of revenue which were mainly caused by increased raw material cost, (iii) changes in the sales of our product mix, and (iv) competition in the market. As a result, our gross profit margin was lower than the level we normally would expect. With the completion of the Company’s distribution network setup in Shandong, Jiangsu and Zhejiang, we intend to increase our sales in these regions in the near future to improve our gross profit margin, and we expect to have a margin recovery as the new market gains sales momentum and recovery of macroeconomic conditions in the energy industry. Moreover, we are working on research and development of better formula for blended fuel products to decrease our costs to increase our gross profit margin.

Selling Expenses

Our selling expenses consist primarily of employee compensation and benefits for our sales and marketing staff, expenses for promotional and advertising activities and expenses for leasing the oil storage tanks.

Selling expenses decreased by $51,535, or 13%, from $409,510 for the second quarter of 2012 to $357,975 in the second quarter of 2013. This decrease is mainly due to reduced sales promotion expenses and lease expenses. As a percentage of revenues, selling expenses decreased from 0.6% for the second quarter of 2012 to 0.5% for the second quarter of 2013.

Selling expenses decreased by $139,423, or 15%, from $956,454 for the six months ended June 30, 2012 to $817,031 for the six months ended June 30, 2013. This decrease is mainly due to reduced sales promotion expenses and lease expenses. As a percentage of revenues, selling expenses decreased from 0.9% for the six months ended June 30, 2012 to 0.6% for the six months ended June 30, 2013.

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

General and administrative expenses increased by $1.22 million, or 98%, from $1.25 million for the second quarter of 2012 to $2.48 million for the second quarter of 2013. The increase was caused by increases in the depreciation expense, bad debt reserves, professional services fees and consulting fees. As a percentage of revenues, general and administrative expenses increased from 1.8% for the second quarter of 2012 to 3.3% for the second quarter of 2013.

General and administrative expenses increased by $1.73 million, or 72%, from $2.4 million for the six months ended June 30, 2012 to $4.13 million for the six months ended June 30, 2013. The increase was caused by increases in the depreciation expense, bad debt reserves, professional services fees and consulting fees. As a percentage of revenues, general and administrative expenses increased from 2.2% for the six months ended June 30, 2012 to 3.2% for the six months ended June 30, 2013.

We expected that our overall general and administrative expenses would increase in connection with our reorganizing our corporate structure, our previous attempts to “go private” and hiring of more experienced management in the near future.

Interest Expense

Interest expense increased by $239,173, from $0.92 million for the second quarter ended June 30, 2012 to $1.16 million for the second quarter ended June 30, 2013. The increase in interest expense was due to the increased bank acceptance bills for the second quarter ended June 30, 2013 as compared to the second quarter ended June 30, 2012.

Interest expense decreased by $559,407, from $2.64 million for the six months ended June 30, 2012 to $2.08 million for the six months ended June 30, 2013. The decrease in interest expense was due to amortization of prepaid interest expense incurred on the bank acceptance bills and short-term bank loans for the six months ended June 30, 2013. By the meantime, the prepaid interest expense increased about $1.7 million which was included in the “prepaid expense and other current assets” as of June 30, 2013.

Provision (Benefit) for Income Taxes

For the second quarter ended June 30, 2013, we reported income tax expense of $52,668 after application of an income tax benefit due to operating losses incurred during the quarter. For the same period in 2012, we reported an income tax provision of $35,520 after application of income tax benefit due to operating loss carry-forward.

For the six months ended June 30, 2013, we reported income tax expense of $469,254 after application of an income tax benefit due to operating losses incurred during this period. For the same period in 2012, we reported an income tax provision of $37,420 after application of income tax benefit due to operating loss carry-forward.

For the three and six months ended June 30, 2013, several of our subsidiaries suffered net operating loss. Management estimated that net operating loss of certain PRC subsidiaries may not be realizable in the near future. Therefore, a 100% valuation allowance of $1,069,714 has been provided against the deferred tax assets of these subsidiaries. For the six months ended June 30, 2013 and 2012, management concluded PRC deferred tax assets for the Company’s remaining subsidiaries would be realized in the future. Accordingly, the Company recorded a deferred tax benefit of $205,650 and $23,243 from loss carryover for the six months ended June 30, 2013 and 2012, respectively. Management believes that the likelihood to use the deferred tax assets is possible in the near future. Several subsidiaries currently suffered net operating loss (for example, Dalian Xingyuan, Dalian Xifa,Shanghain Fusheng and Xiangshan Nanlian) was primarily due to higher interest expense incurred on increased bank borrowings or due to relatively short operating history. These subsidiaries have great potentials to grow in 2013 and beyond, when customers in these geographic areas become aware of the Company's brand name, plus the Company expects to bring several new products into the market to target broader range of customers, these geographic areas are expected to become new growing market for the Company and generate more revenue sources and taxable income. Consequently, net operating loss in prior periods is expected to be utilized to offset the future taxable income within the forseeable periods. As a result, these subsidiaries may generate increased taxable income in 2013 and beyond, and the Company may use the deferred tax assets to offset future taxable income.

Net Income (loss) Attributable to the Company

Net loss attributable to the Company increased by $296,863, from a net income of $217,449 for the second quarter ended June 30, 2012 to net loss of $79,414 for the second quarter ended June 30, 2013. The increase in net loss was mainly the result of increase in operating expense and increase in interest expense for the period indicated.

Net income attributable to the Company decreased by $119,761, from a net income of $375,371 for the six months ended June 30, 2012 to net income of $255,556 for the six months ended June 30, 2013. The decrease in net income was mainly the result of increase in operating expense for the period indicated.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of approximately $3.5 million, and additionally, we have set aside $46.9 million of restricted cash on the bankers’ acceptance note. We received a credit rating of AA- from our banks. Therefore, we believe that we are able to renew our current short-term bank loans upon maturity and obtain additional new bank loans, if necessary, in the near term during 2013. We are currently negotiating additional bank loan of RMB 50 million to RMB 300 million with local banks. In July 2013, we obtained bank’s approval for an additional RMB 2 billion bank line of credit, which we expect to withdraw in August 2013.

As of June 30, 2013, our balance sheets reported a working capital deficit of $4.8 million, primarily due to increase in short-term bank loans by $10 million, and increase in bank notes borrowings by approximately $73 million as of June 30, 2013. These bank loans and bank notes will mature and be repaid within the next few months.

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

Under the terms of the agreement with Jinghai, the Company is required to supply up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.04 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the three and six months ended June 30, 2013 and 2012, Jinhai did not achieve the 20,000 tons sales target and accordingly no rebate was provided to Jinhai.

If and to the extent we require additional capital, we would raise such additional capital through the issuance of our equity or equity-based securities, which may result in significant additional dilution to our current investors. Our ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering.. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations could be materially negatively impacted.

The following table sets forth a summary of our cash flows for the periods indicated:

	As of June 30,
	2013	2012
Cash flow data:
Net cash used in operating activities	$(36,164,212)	$(1,557,398)
Net cash used in investing activities	(2,953,900)	(675,576)
Net cash provided by financing activities	40,961,433	14,822,372
Effect of exchange rate on cash	53,377	362,226
Net changes in cash	1,896,698	13,591,991
Cash at beginning of period	1,625,705	3,493,015
Cash at end of period	$3,522,403	$17,085,006

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 was approximately $36.2 million, which was primarily a result of the following factors:

•	Net income of $162,372;
•	An increase in accounts receivable of $30 million as a result of our increased credit sales;
•	Purchase of inventories of $11.1 million as a result of anticipating increased sales volume in the expanded distribution network and upcoming fishing season;
•	An increase in advances to suppliers of $5.9 million because more advance payments have been paid to suppliers for the inventory purchase;
•	A decrease in advances from customers of $1.45 million because the same amount has been recognized as revenue when products have been delivered to customers and when revenue recognition criteria have been met;
•	An increase in accounts payable of $12 million due to increased purchase of materials in anticipation of future purchase price increases and in order to prepare for next sales peak season.

An increase in prepaid expense and other current assets by $1.9 million because of increased prepaid interest expense on our outstanding notes bills

Net cash used in operating activities for the six months ended June 30, 2012 was US$1.6 million, which was primarily a result of the following factors:

•	Net income of $0.2 million;
•	A decrease in accounts and customer notes receivable of $7.20 million as a result of efforts in collection;
•	An increase in inventories of $25.24 million as a result of anticipating the sales volume will increase in the expanded distribution network;

•	A decrease in advances to suppliers of $5.06 million ;
•	An increase in advances from customers of $10.92 million;
•	An increase in prepaid expenses of $0.49 million due to increased prepayment for equipment rentals during the period;
•	An increase in accounts payable of $2.69 million in line with increased purchasing;
•	A decrease in tax payable of $3.26 million;
•	An increase in other liabilities of $0.73 million resulting from temporary borrowings from various parties;

Investing Activities

Cash used in investing activities was $2.95 million for the six months ended June 30, 2013, which was attributable to:

•	An equity investment of $1.27 million to an unconsolidated entity Dalian Haode, in which we have a 20% equity interest
•	Expenditures on acquisition of property of $69,053
•	Prepayment for land use right of $1.6 million because the Company’s newly formed subsidiary Lianyungang Fusheng expects to obtain a land use right from the local government to build a new manufacturing plant on this land.

Cash used in investing activities was $0.04 million for the six months ended June 30, 2012, which was attributable to

•	expenditures in construction projects of $0.59 million to expand the production capacity in Shandong Rongcheng and Suzhou Wujiang area, and purchase of property and equipment of $0.09 million
•	refunds of $0.64 million in business deposit

Financing Activities

Cash provided by financing activities was $40.9 million for the six months ended June 30, 2013. It consists of net bank proceeds of $19.1 million, less repayment of bank loans of $9.4 million, proceeds of bank notes of $91.6 million, less repayment of bank notes of $19.8 million, proceeds from related party loans of $3.7 million and an increase in restricted cash of $37.1 in connection with the increased bank notes.

Cash provided by financing activities was $14.82 million for the six months ended June 30, 2012. It consists of bank borrowings of $3.29 million in short term loans as well as collection from an escrow account for bank notes of $0.51 million and advances from institutional financing and related parties of $15.42 million. The cash was used to repay the bank loans was $4.40 million.

Seasonality

The Chinese government prohibits fishing boats and vessels from fishing from June 15th to September 15th of each year, the breeding season for many varieties of fish, in order to protect marine resources and prevent overfishing. In addition, we are also subject to the reduced commercial activity during the Chinese New Year, the most important of the traditional Chinese holidays. During this time, both cargo and fishing traffic decrease and we expect the demand for our products to decrease accordingly. During the slow season of marine fuel products, we adjust our marketing strategy by increasing the trading of our products

Off-Balance Sheet Arrangements

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

Changes in Internal Controls over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting as of June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of June 30, 2013.

Item 1A.	Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, the Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended June 30, 2013. The Company did not repurchase any of its equity securities during the same fiscal period.

Pursuant to the terms of certain one-year Consulting Service Agreement dated as of June 7, 2013 (the “Agreement”), the Company issued 250,000 unregistered shares of its common stock to a third-party consultant (“Consultant”) for management consulting and advisory services. In addition, the Company is also obligated to issue to Consultant three-year warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants are exercisable on or after December 1, 2013 and at any time before the third year anniversary of the warrants and contain cashless exercise and “piggy-back” registration rights provisions. Under the terms of the Agreement, an additional 250,000 unregistered shares of the Company’s common stock will be issued to the consultant on November 1, 2013. In the event that the Company’s securities cease being listed on the Nasdaq Stock Market or ceases being current in its periodic public filings under the Securities Exchange Act of 1934, as amended, for a period of at least 90 days following prescribed filing due dates, the Company agrees to buy back the then outstanding stock and warrant positions held by Consultant at the time, in the amount not to exceed $300,000.

The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “1933 Act”) by virtue of Section 4(2) and rules and regulations promulgated thereunder. The sale did not involve a public offering or general solicitation. No commissions were paid on the issuance and sale of the shares. The stock certificates issued pursuant to the Agreement bear a standard 1933 Act restrictive legend in accordance with Rule 144 under the 1933 Act.

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

Andatee China Marine Fuel Services Corporation

Date: August 14, 2013	By:	/s/ An Fengbin
An Fengbin
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Wang Hao
Wang Hao
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

