Form 10-Q
period 2013-09-30
Andatee China Marine Fuel Services Corp
filed 2013-11-14
CIK 1469606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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
______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 6, 2013, the Company had 9,860,159 shares of common stock outstanding.

  ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012	4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012	5

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012	6

NOTES TO UNAUDITED CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS	7-24

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$11,274,002	$1,625,705
Restricted cash	69,327,486	9,173,002
Accounts receivable, net	40,187,445	18,220,089
Inventories, net	37,670,456	9,302,913
Advances to suppliers	17,257,774	16,387,613
Deposits for land use rights	4,628,121	698,291
Prepaid expense and other current assets	3,854,409	558,505
Deferred tax assets	672,848	840,540
Total current assets	184,872,541	56,806,658

Property, plant and equipment, net	51,958,090	40,880,091
Construction in progress	1,477,866	12,860,195
Equity investment	1,332,824	-
Intangible assets, net	9,392,615	8,953,602
Goodwill	1,245,594	1,213,036

Total assets	$250,279,530	$120,713,582

LIABILITIES AND EQUITY

Current liabilities
Short-term bank borrowings	$27,703,540	$9,314,247
Bank note payable	117,880,190	19,679,104
Accounts payable and accrued liabilities	24,540,298	8,367,697
Advances from customers	3,588,015	8,472,233
Loan from third parties	2,365,393	9,413,436
Related party loans payable	2,985,843	509,255
Taxes payable	6,642,679	2,719,517
Other liabilities	3,736,206	1,777,089
Total current liabilities	189,442,163	60,252,578

Warrant liability	363,225	-

Commitments and contingencies

Equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,860,159 and 9,610,159 shares issued; 9,768,967 and 9,518,967 shares outstanding as of September 30, 2013, and December 31, 2012,respectively	9,860	9,610
Treasury stock, at cost; 91,192 shares	(497,693)	(497,693)
Additional paid-in capital	30,503,899	29,888,556
Accumulated other comprehensive income	5,358,724	4,297,827
Retained earnings	18,637,401	19,513,573
Statutory reserve	4,010,828	3,421,960
Total stockholders' equity of the Company	58,023,019	56,633,833
Noncontrolling interest	2,451,123	3,827,171
Total equity	60,474,142	60,461,004

Total liabilities and equity	$250,279,530	$120,713,582

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30 ,
	2013	2012	2013	2012
Revenues	$61,564,873	$31,524,045	$190,962,563	$139,883,552
Cost of revenues	56,652,979	31,448,345	178,635,410	133,980,293
Gross profit	4,911,894	75,700	12,327,153	5,903,259

Operating expenses
Selling expenses	367,616	332,279	1,184,647	1,288,733
General and administrative expenses	3,547,780	1,432,991	7,684,547	3,838,453
Total operating expenses	3,915,396	1,765,270	8,869,194	5,127,186

Income (loss) from operations	996,498	(1,689,570)	3,457,959	776,073

Other income (expense)
Interest income	58,744	217,141	283,792	344,899
Interest expense	(737,667)	(2,014,360)	(2,818,881)	(4,654,981)
Income (loss) from equity investment	12,418	-	28,768	-
Change in fair value of warrants	(270,539)	-	(260,389)	-
Other income (expense)	(193,101)	(68,024)	(193,270)	221,848
Total other expense	(1,130,145)	(1,865,243)	(2,959,980)	(4,088,234)

Income (loss) before income tax provision	(133,647)	(3,554,813)	497,979	(3,312,161)

Provision for Income Taxes (benefit)	408,053	(496,583)	877,307	(459,163)

Net loss	(541,700)	(3,058,230)	(379,328)	(2,852,998)
Less: net loss attributable to noncontrolling interest	1,159	(75,082)	(92,025)	(245,167)
Net loss attributable to Andatee China Marine Fuel Services Corporation	$(542,859)	$(2,983,148)	$(287,303)	$(2,607,831)

Comprehensive income (loss)
Net loss	(541,700)	(3,058,230)	(379,328)	(2,852,998)
Foreign currency translation adjustment	(115,317)	(201,429)	1,499,734	75,234
Comprehensive income (loss)	(657,017)	(3,259,659)	1,120,406	(2,777,764)
Less: Comprehensive loss attributable to non-controlling interest	(24,556)	(182,637)	(316,411)	(182,637)
Comprehensive income (loss) attributable to Andatee China Marine Fuel Services Corporation	$(632,461)	$(3,077,022)	$1,436,817	$(2,595,127)

Basic and diluted weighted average shares outstanding	9,860,159	9,518,967	9,715,858	9,518,967
Basic and diluted net earnings (loss) per share	$(0.06)	$(0.31)	$(0.01)	$(0.27)

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(379,328)	$(2,852,998)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,813,675	1,343,388
Amortization	393,147	262,740
Bad debt provision	2,951,205	305,534
Provision for inventory reserve	139,549	-
Deferred tax provision (benefit)	187,901	(515,904)
Amortization of stock-based compensation to consulting firm	356,667	-
Amortization of stock-based compensation to directors	136,500
Income from equity investment	(28,768)	-
Change in fair value of warrants	260,389	-
Changes in operating assets and liabilities
Accounts receivable	(23,769,140)	3,797,214
Inventories	(27,909,845)	(14,688,047)
Advances to suppliers	(819,909)	12,066,600
Prepaid expense and other current assets	(3,409,281)	(3,470,866)
Accounts payable and accrued liabilities	16,851,041	(11,027,246)
Advances from customers	(5,048,428)	7,775,633
Taxes payable	3,802,579	(2,212,452)
Other liabilities	1,151,546	1,043,416
Net cash used in operating activities	(33,320,502)	(8,172,988)

Cash flows from investing activities
Equity investment in unconsolidated entity	(1,287,581)	-
Additions to construction in progress and property and equipment	(88,554)	(588,945)
Purchase of land use rights	(4,452,134)	-
Cash paid for acquiring non-controlling interest	(1,722,140)	-
Refunds of deposits	-	643,368
Net cash (used in) provided by investing activities	(7,550,410)	54,423

Cash flows from financing activities
Proceeds from short term loans	33,718,535	3,283,865
Repayment of short term loans	(15,803,451)	(5,809,915)
Proceeds from bank notes	128,011,331	89,595,832
Repayment of bank notes	(31,545,741)	(91,174,613)
Restricted cash, net	(59,167,769)	1,162,616
Advance from (repayment of) loan to unrelated party	(7,210,455)	14,665,815
Proceeds of loan from related party	2,354,493	3,112,687
Net cash provided by financing activities	50,356,942	14,836,287

Effect of exchange rate changes on cash and cash equivalents	162,267	31,076

Net increase in cash and cash equivalents	9,648,297	6,748,798

Cash and cash equivalents, beginning of period	$1,625,705	$3,493,015

Cash and cash equivalents, end of period	$11,274,002	$10,241,813

Supplemental cash flow information:
Interest paid	$2,593,721	$4,653,830
Income taxes paid	$316,835	$491,902

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013.

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
Name of the entity	Place of Incorporation	Ownership Percentage
Andatee China Marine Fuel Services Corp.	Delaware	Parent
Goodwill Rich International Corp., (“Goodwill Rich”)	Hong Kong	100%
Dalian Fusheng Petrochemical Company ("Fusheng") (“WOFE”)	Dalian, China	WOFE, 100%
Dalian Xingyuan Marine Bunker Co., Ltd (“Xingyuan”) (“VIE”)	Dalian, China	VIE,100%
Shangdong Shengfu Petrochemical Company, Ltd.(“Shandong Shengfu”)	Shandong, China	100%
Dalian Xifa Petrochemical Company, Ltd.(“Dalian Xifa”),	Dalian, China	100%
Shandong Xifa Prochemical Company, Ltd. (“Shandong Xifa”)	Shandong, China	100%
Shenzhen Shengfu Petrochemical Company, Ltd.( “Shenzhen Shengfu”)	Shenzhen, China	100%
Donggang Xingyuan Marine Fuel Company (“Donggang Xingyuan”),	Donggang, China	100%
Rongcheng Zhuoda Trading Co (“Zhuoda”)	Shandong, China	100%
Wujiang Xinlang Petrochemical Company ("Xinglang")	Wujiang, China	90%
Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”). (Note A)	Zhejiang, China	63%
Rongcheng Xinfa Petroleum Company (“Xinfa”)	Shandong, China	90%
Suzhou Fusheng Petrochemical Company ("Suzhou Fusheng")	Suzhou, China	61%
Hailong Petrochemical Company (“Hailong”)	Tianjin, China	52%
Rongcheng Mashan Xingyuan (“Mashan Xingyuan”	Shandong, China	52%
Shanghai Fusheng Petrochemical Company, Ltd.( “Shanghai Fusheng”)	Shanghai, China	100%
Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”) (Note B)	Lianyungang, China	100%
Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”) (Note B)	Lianyungang, China	100%

Note A:  During the quarter ended September 30, 2013, Dalian Xingyuan acquired the remaining 37% capital shares from Xiangshan Nanlian’s minority shareholder Mr. Chen Wenwei for cash consideration of RMB 11.2 million.  Xiangshan Nanlian completed the registration change with the local State Administration of Industry and Commerce (the “SAIC”) on July 29, 2013 to reflect the share structure change.  After the acquisition, Xiangshan Nanlian became 100% controlled subsidiary of Dalian Xingyuan. The acquisition was treated as a related party transaction because former minority shareholder Mr. Chen Weiwen still serves as the legal representative of Xiangshan Nanlian after the acquisition. See Note 11 “related party transaction”.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 –  Summary of Significant Accounting Policies (continued)

Note B:On June 7, 2013, Dalian Fusheng formed a new subsidiary Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”) in the city of Lianyungang under the laws of the PRC with registered capital of $4.69 million (RMB 29,000,000). In addition, on June 7, 2013, Dalian Xingyuan formed a new subsidiary Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”) in the city of Lianyungang under the laws of the PRC with registered capital of $3.4 million (RMB 21,000,000). Both Lianyungang Fusheng and Lianyungang Xingyuan will be engaged in the production, storage, distribution and trading of blended marine fuel oil for cargo and fishing vessels in the PRC.

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

Actual results could differ from those estimates. Significant estimates required to be made by management include, but are not limited to, useful lives of property, buildings and equipment, intangible assets, the recoverability of long-lived assets and the valuation of accounts receivable, inventories, deposits, advance to suppliers and prepaid expenses and other current assets and fair value of warrant liability. Actual results could differ from those estimates.

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

Translation of amounts from RMB into the US dollar has been made at the following exchange rates for the respective years:

	September 30, 2013	December 31, 2012	September 30, 2012
Period end RMB : USD exchange rate	6.1364	6.3011	6.3340
Average RMB : USD exchange rate	6.2132	6.3034	6.3275

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, short term loans, bank notes payable and accrued liabilities. The fair value of the Company’s equity investment approximates its carrying value at September 30, 2013 because the Company’s 20% investment was made in January 2013 and income from the investee has been recorded for the nine months ended September 30, 2013.

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

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as estimated needed. The Company grants credit to customers with good credit standing with a maximum of 180 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company will not be able to collect all amounts due to it. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against trade and other receivables balances, with a corresponding charge recorded in the consolidated statements of income. Actual amounts received may differ from management's estimate credit worthiness and the economic environment. . In the event the accounts become overdue, the Company would continue its best efforts to collect from customers until events or circumstances indicate that the amounts might not be collectible, then, a reserve against specific uncollectible amounts will be recorded.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 –  Summary of Significant Accounting Policies (continued)

Advances to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods to be received. The Company makes advances to suppliers for the purchase of certain materials and fuels. Advances to suppliers are short-term in nature and are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the advance become doubtful. The Company uses the aging method to estimate the allowance for uncollectible balances.

Historically, if the Company cannot receive goods within 180 days, and if the possibility of the suppliers repaying the advance becomes doubtful, the Company’s policy is to provide an allowance

Inventories

Inventories are stated at the lower of cost or current market value. Costs include the cost of raw materials, freight, direct labor and related production overhead. The cost of inventories is calculated using the weighted average method. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories.

Net realizable value is the estimated selling price in the normal course of business and the estimated expenses and related taxes to make the sale.

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

Depreciation is provided to recognize the cost of the asset in the results of operations. The Company calculates depreciation using the straight-line method with estimated useful life as follows

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

In the normal course of business, the Company may be subject to challenges from taxing authorities regarding the amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions. Management determines whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of September 30, 2013 and December 31, 2012, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic “Accounting for the Impairment or Disposal of Long-Lived Assets”, certain assets such as property, plant, and equipment, and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of September 30, 2013 and December 31, 2012.

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

Accounting for changes in ownership

On July 29, 2013, the Company completed the acquisition of a 37% noncontrolling interest in its subsidiary Xiangshan Nanlian. In accordance with ASC 810 “Consolidation”, changes in a parent’s ownership while the parent retains its controlling financial interest in its subsidiary should be accounted for as equity transactions. Therefore, no gain or loss is recognized in consolidated net income or comprehensive income. The carrying amount of the controlling and non-controlling interest is adjusted to reflect the change in its ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted is recognized in equity attributable to the parent. If a change in a parent’s ownership interest occurs in a subsidiary that has accumulated other comprehensive income, the carrying amount of accumulated other comprehensive income is adjusted to reflect the change in the ownership interest in the subsidiary through a corresponding charge or credit to equity attributable to the parent.

Recent Accounting Pronouncements

There were no new pronouncements that would have a material impact on the financial position of the Company.

3. Accounts Receivable, net

The Company’s accounts receivable is as follows:

	September 30, 2013	December 31, 2012
Trade accounts receivable	$43,151,381	$18,585,916
Allowances for doubtful accounts	(2,963,936)	(365,827)
Accounts receivables, net	$40,187,445	$18,220,089

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories, Net

The Company’s inventory consists of the following:

	September 30, 2013	December 31, 2012
Marine Fuel	$37,859,755	$9,349,662
Less: inventory reserve	(189,299)	(46,749)
Total Inventory, Net	$37,670,456	$9,302,913

As of September 30, 2013 and December 31, 2012, fuel inventory in the amount of $-0- and $3,016,425, respectively, has been pledged as collateral for certain bank loans. See Note 12 below.

5. Advance to Suppliers, Net

Advance to suppliers represent the payments made to suppliers in advance for the purchase of certain materials and fuels. Advances to suppliers consisted of the following:

	September 30, 2013	December 31, 2012
Advances to suppliers	$18,024,223	$16,744,629
Allowance for doubtful accounts	(766,449)	(357,016)
Advances to suppliers, net	$17,257,774	$16,387,613

6. Property, Plant and Equipment, Net

The Company’s Property, Plant and Equipment are as follows:

	September 30, 2013	December 31, 2012
Property and buildings	$34,484,721	$33,531,803
Machinery, boiler and marine bunker equipment	22,250,927	10,217,678
Transportation vehicles	1,489,839	1,450,896
Office equipment	68,718	48,070
Leasehold improvement	54,579	66,922
Total	58,348,784	45,315,369
Less: Accumulated depreciation	(6,390,694)	(4,435,278)
Property, Plant and Equipment, net	$51,958,090	$40,880,091

Depreciation expense was $734,064 and $447,842 for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense was $$1,813,675 and $1,343,388 for the nine months ended September 30, 2013 and 2012, respectively.

Property and equipment with a net book value $40,766,557 and $25,778,015 has been pledged as collateral for certain bank acceptance notes and bank loans at September 30, 2013 and December 31, 2012, respectively. See Note 12 and Note 14 below.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Construction-in-Progress (continued)

The Company’s construction-in-progress is as follows:
	September 30, 2013	December 31, 2012
Berth and berth improvements	$573,983	$529,556
Oil blending and storage tanks	903,883	12,330,639
Total	$1,477,866	$12,860,195

8. Intangible Assets, Net

The Company’s Intangible Assets are summarized as follows:
	September 30, 2013	December 31, 2012
Land use rights	$5,209,375	$4,501,882
Leasehold right	4,131,087	3,777,979
Licenses and permits	1,140,734	1,110,917
Software	38,733	27,881
Total	10,519,929	9,418,659
Less: accumulated amortization	(1,127,314)	(465,057)
Intangible assets, net	$9,392,615	$8,953,602

The details of land use rights are as follows:
Location	Land Size	Amount	Term
	(square meters)
Nanhui Village, Shipu Town, Zhejiang Province	8,906.90	$467,864	April 1, 2004 – May 12, 2047
Development Zone, Donggang, Liaoning Province	21,994.80	$2,449,319	July 16, 2008 – May 15, 2058
Mashan Village, Chengshan Town, Shandong Province	3,659.57	$623,649	Government assignment
Linzi borough, Linzi City, Shandong Province	15,130.70	$121,667	Government assignment
Linzi District Qincheng Town, Shangdong Province	14,994.9	960,213	Expires on October 31, 2062
Pingwang Town Suzhou City, Jiangsu Province	9,624.30	$586,663	September1, 2011–January 30, 2055
Total Land Use Rights		$5,209,375

Land use rights with a net book value of $1,637,768 and $2,812,287 were pledged as collateral for certain loans and bank notes at September 30, 2013 and December 31, 2012 (see Note 12 “Short-term bank borrowings” and Note 14 “Bank Notes Payable”).

Amortization expenses for the three months ended September 30, 2013 and 2012 were $139,491 and $127,223, respectively. Amortization expenses for the nine months ended September 30, 2013 and 2012 were $393,147 and $262,740, respectively.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Assets, Net (continued)

The estimated future amortization expenses are as follows:

For the twelve months ending September 30,
2014	$496,741
2015	497,692
2016	497,692
2017	491,396
2018	491,396
Thereafter	6,917,698
Total	$9,392,615

9. Equity

On June 7, 2013, the Company issued 250,000 shares to a third-party consultant for consulting services. The consulting service period is from June 8, 2013 to June 8, 2014. The company will issue another 250,000 shares to this consultant on November 1, 2013. The fair value of this compensation is based on the closing stock price on the date at which the Consultant’s performance is complete. $289,167 and $356,667 of stock compensation expense was recognized for services provided for the three and nine months ended September 30, 2013.

On June 7, 2013, the Company also issued warrants to purchase 200,000 shares with an exercise price of $1.50 to this Consultant. All of these warrants are exercisable on or after December 1, 2013 and on or before the three year anniversary of the issuance of these warrants.

The warrants do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as a long-term liability. The fair value of the warrants was calculated using the Black-Scholes options pricing model using the following assumptions: volatility 147%, risk free interest rate at 0.63% on September 30, 2013, and expected term of 3.25 years. The fair value of these warrants was calculated at $102,836 at the grant date and $363,225 on September 30, 2013. The change in fair value of these warrants is recorded as other income/expense. The related amortization of share-based compensation expense was $25,709 and $34,279 for the three and nine months ended September 30, 2013.

These warrants are not included in diluted weighted average shares calculation for the three and nine months ended September 30, 2013 because it was anti-dilutive.

Pursuant to the terms of the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), on September 25, 2013, the Company’s Board of Directors approved and adopted the following changes to the executive and independent director compensation: (i) Independent director equity compensation – the Board granted to each independent director shares of the Company’s common stock in the amounts equivalent to each independent director’s annual cash fee, i.e. Wen Jiang and Yudong Hou - $15,000, respectively, and Zhenyu Wu - $18,000, and (ii) Executive management equity compensation – the Board granted to An Fengbin, the Company’s CEO, and Wang Hao, the Company’s CFO, shares of the Company’s common stock in the amounts equivalent to their respective annual base salaries, i.e. An Fengbin - $150,000, and Wang Hao - $75,000. The stock price on the grant date was $0.69 per share, which represents the average closing price of the Company’s common stock over the 30 day period preceding the grant date. All of which stock grants to vest as follows: ½ of each such grant vesting on the date of the grant and the remaining ½ - 6 months from the grant date. $136,500 of stock compensation expense was recognized for services provided for the three and nine months ended September 30, 2013.

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

In January 2013, the Company, together with two third-parties, Dalian Lianzon Marine Group (“Lianzon”) and Dalian Lianye Investment Consulting Co., Ltd. (“Lianye”), jointly formed a new entity, Dalian Haode Petroleum and Chemical Co., Ltd. (“Haode”), in which the Company invested RMB 8 million (approximately $ 1.33 million) for a 20% ownership interest in Haode. Haode engages in chemical product sales, marine fuel material purchase and trading, logistics and other consulting services in the PRC.

Total income from the unconsolidated entity amounted to $12,418 and $-0- for the three months ended September 30, 2013 and 2012, respectively. Total income from the unconsolidated entity amounted to $28,768 and $-0- for the nine months ended September 30, 2013 and 2012, respectively, which are included in “Income from equity investment” in the unaudited condensed consolidated statements of income and other comprehensive income.

11. Related Party Transactions

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance its working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand.

The following summarizes the Company’s related party transactions:

	September 30, 2013	December 31, 2012
An Fengbin, CFO	$622,894	$509,255
Wang Jing, wife of the CEO (1)	2,281,468	-
Chen Weiwen, legal representative of Xiangshan Nanlian (2)	81,481	-
Total	$2,985,843	$509,255

(1)
During third quarter of 2013, the Company’s subsidiary Lianyungang Fusheng borrowed RMB 14 million (equivalent to $2,281,468) from Ms. Wang Jing, wife of the CEO, to make a deposit for land use right with local government. Lianyungang Fusheng subsequently repaid this fund back to Ms. Wang Jing in October 2013.

(2)
Mr. Chen Weiwen was the former 37% minority shareholder of Xiangshan Nanlian and is currently the legal representative of Xiangshan Nanlian. Pursuant to the Share Transfer Agreement between Dalian Xingyuan and Chen Weiwen dated on March 18, 2013, Mr. Chen Weiwen agreed to transfer his 37% shares in Xiangshan Nanlian for RMB 11.2 million. The Company made most of the payment in cash to Chen Weiwen from April to September 30, 2013. The $81,481 remaining represented the unpaid balance as of September 30, 2013. On July 29,2013, Xiangshan Nanlian's change of registration application was approved by the SAIC and after this approval, Dalian Xingyuan 100% controls Xiangshan Nanlian. Mr. Chen Weiwen is currently still serving as the legal representative of Xiangshan Nanlian and accordingly this Share Transfer Transaction between Dalian Xingyuan and Chen Weiwen was treated as related party transaction. The ownership change in Xiangshan Nanlian was accounted for as an equity transaction and no gain or loss was recognized in the consolidated statements of net income (loss) and comprehensive income (loss).

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Short Term Bank Borrowings

The following is a summary short-term bank borrowings:

		September 30,	December 31,
		2013	2012
Huaxia Bank:
Interest at 8.20%, payable February 7, 2013	(A)	$-	$1,745,727
Pingan Bank:
Interest at 6.72%, payable May 22,2013	(B)	-	5,902,144
Interest at 6.72%, payable May 18,2013	(C)	-	1,666,376
Bohai Bank:
Interest at 6.3%, payable on February 3, 2014	(D)	4,888,860	-
Fuxin Bank:
Interest at 6.5%, payable on March 1, 2014	(E )	8,148,101	-
Citic Bank:
Interest at 7.5%, payable on April 18, 2014	(F )	6,518,480	-
Interest at 7.5%, payable on September 24, 2014	(G )	8,148,101	-
Total		$27,703,542	$9,314,247

A.	A loan with Huaxia Bank was fully repaid upon maturity in February 2013;

B.	Loans with Pingan Bank were fully repaid upon maturity during second quarter of 2013

C.	A loan with Pingan Bank was fully repaid upon maturity in May 2013;

D.
On February 4, 2013, the Company’s subsidiary, Dalian Fusheng entered into a loan agreement with Bohai Bank to borrow RMB 30 million (equivalent to $4,888,860) for one year (from February 4, 2013 to February 3, 2014). The loan bears a variable interest rate of 6.3%, which can be adjusted up 5% on a quarterly basis. The Company’s CEO Mr. An Fengbin, his wife Ms. Wang Jing and an unrelated party, Ms. Li Weizhi cosigned the loan guarantee agreements with the bank to provide guarantee to this loan by their personal assets and credits. The loan has no collateral requirements.

E.
  On March 25, 2013, the Company’s subsidiary, Dalian Xingyuan entered into a loan agreement with Fuxin Bank to borrow RMB 50 million (equivalent to $8,148,101) for one year (from March 31, 2013 to March 1, 2014). The loan bears a variable interest rate of 6.5%, which can be adjusted up 30% on a quarterly basis. Two unrelated third parties, Mr. Wang Hai and Dalian Boat Equipment Co., Ltd. cosigned the loan guarantee agreements with the bank to provide guarantee to this loan. The loan has no collateral requirements.

F.
On September 25, 2013, the Company's subsidiary Dalian Fusheng entered into a short-term bank loan agreement with Citic Bank to borrow RMB 40 million (equivalent to $6,518,480) as working capital for approximately 7 months (from September 25, 2013 to April 18, 2014). The loan bears an interest rate of 7.5%.   There is no collateral requirement for this loan.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Short Term Bank Borrowings (continued)

G.
On September 25, 2013, the Company's subsidiary Dalian Xingyuan entered into a short-term bank loan agreement with Citic Bank to borrow RMB 50 million (equivalent to $8,148,100) as working capital for approximately one year (from September 25, 2013 to September 24, 2014). The loan bears an interest rate of 7.5%.   There is no collateral requirement for this loan.

13. Loans From Third Parties

Loans from unrelated third parties consist of the following:

		September 30,	December 31,
Loans from third-parties		2013	2012
Lishu Xinda Goods Trading Company
Bearing 6% interest, payable May 31, 2013	(a)	$-	$1,269,620
Dalian Jinhan Development Company
Bearing 6% interest, payable October 24, 2013	(b)	1,629,620	1,587,024
Dalian Jiahui Advertising Company
Bearing 6% interest, payable May 31, 2013	(c )	-	238,054
Xu Yaling, 6% interest, payable on April 30, 2013	(d )	-	2,221,834
Loan from other individuals	( e)	735,773	4,096,904
Total loans from third parties		$2,365,393	$9,413,436

‘(a ) A loan from Lishu Xinda Goods Trading Company as working capital was fully repaid upon maturity on May 31, 2013.

‘(b ) On October 14, 2012, the Company received short term loans of RMB 10 million ($1,629,620) from an unrelated third-party, Dalian Jinhan Development Company as working capital. The loan is unsecured, bears interest at a rate of 6% and is due on October 24, 2013. The loan was subsequently repaid in October 2013 upon maturity.

‘( c ) A loan from Dalian Jiahui Advertising Company was fully repaid upon maturity on May 31, 2013.

‘( d ) A loan from Xu Yaling was repaid in full upon maturity in first quarter of 2013.

‘( e ) Unsecured loans from several individuals (Mr. Zhuo Yanhou, Mr. Zhu Hongkun and Mr. Sun Pengjun), which bear interest at rates of 4% to 6% and mature within six to twelve months (from May 2012 to May 2013). The Company repaid most of these individual loans upon maturity. For the remaining balance of individual loans, the Company signed loan extension agreements to extend these loans for an additional six months. These loans were subsequently repaid in October 2013 upon maturity.

13. Bank Note Payable

The Company has credit facilities with Citic Bank, Fuxin Bank and Xingye Bank that provide for working capital in the form of the following bank acceptance notes at September 30, 2013:

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Bank Note Payable (continued)

Beneficiary	Endorser	Origination Date	Maturity Date	Interest rate	Amount
Dalian Xingyuan Marine Bunker Co. (1)	CITIC Bank	04-23-2013	10-18-2013	5.5%	$6,518,480
Dalian Xifa PetroChemical (1)	CITIC Bank	04-19-2013	10-11-2013	5.5%	13,036,960
Dalian Xifa PetroChemical (1)	CITIC Bank	04-22-2013	10-17-2013	5.5%	13,036,960
Dalian Xifa PetroChemical (1)	CITIC Bank	05-08-2013	11-16-2013	5.5%	9,777,720
Dalian Xifa PetroChemical (1)	CITIC Bank	05-16-2013	11-13-2013	5.5%	9,777,720
Dalian Haode PetroChemical (1)	CITIC Bank	05-16-2013	11-13-2013	5.5%	13,036,960
Dalian Haode PetroChemical (1)	CITIC Bank	04-07-2013	10-16-2013	5.5%	6,518,480
Dalian Fusheng PetroChemical (1)	CITIC Bank	04-17-2013	10-10-2013	5.5%	9,777,720
Dalian Haode PetroChemical (2)	Fuxin Bank	09-27-2013	3-26-2014	3.6%	4,074,050
Dalian Fusheng PetroChemical (3)	Xingye Bank	09-24-2013	03-23-2014	3.6%	17,925,820
Dalian Fusheng PetroChemical (3)	Xingye Bank	09-25-2013	03-24-2014	3.6%	6,251,222
Dalian Fusheng PetroChemical (3)	Xingye Bank	09-17-2013	03-16-2014	3.6%	8,148,100
Total					$117,880,192

(1)
During the second quarter ended June 30, 2013, the Company’s subsidiary Dalian Fusheng borrowed $65.1 million (RMB 400 million) bank notes from CITIC bank, and the Company’s subsidiary Dalian Xingyuan also borrowed $16.2 million (RMB 100 million) bank notes from CITIC bank. In connection with the borrowings, Dalian Fusheng pledged fuel oil tanks valued at $19.6 million (RMB 120.3 million) as collateral. In addition, the Company is required to hold restricted cash of $55.4 million with CITIC Bank as additional collateral against these bank acceptance notes. These bank notes have been subsequently repaid upon maturity.

(2)
On September 27, 2013, the Company’s subsidiary Dalian Xingyuan borrowed $4 million (RMB 25 million) bank notes from Fuxin Bank as working capital for six months. The Company is required to deposit restricted cash of $4 million with Fuxin Bank as collateral against this bank acceptance note.

(3)
During the third quarter ended September 30, 2013, the Company’s subsidiary Dalian Xifa borrowed total of $32.3 million (RMB 198.3 million) of bank notes from Xingye Bank as working capital for six months. The Company pledged land use right of 46,142 square meters valued at $1,637,768, oil storage tank and other fixed assets valued at $21.1 million as collateral. In addition, two related parties Panjing Fusheng Petrol Co., Ltd. and Donggang Xingyuan Fishery Wharf Gas Station pledged land use right and fixed assets valued at $633,922 as additional collateral for these bank notes. The Company is also required to hold restricted cash of $9.69 million with Xingye Bank as additional collateral against these bank acceptance notes.

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

United States

The parent Company Andatee China Marine Fuel Services Corp. was incorporated in the United States and has incurred net operating losses for U.S. federal income tax purposes as of September 30, 2013. Andatee had loss carry forwards of approximately 1,700,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2033. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full valuation allowance has been provided and no deferred tax asset has been recorded. The valuation allowance as of September 30, 2013 and December 31, 2012 was approximately $600,000 and $306,000, respectively. The changes in valuation allowance for the nine months ended September 30, 2013 and 2012 was $294,000 and $-0-, respectively.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Taxes (continued)

Hong Kong

The Company’s wholly owned subsidiary Goodwill Rich was incorporated in Hong Kong and is subject to Hong Kong corporate income tax at a rate of 16.5% on the estimated assessable profits arising from Hong Kong. Goodwill Rich has not earned any income that was derived in Hong Kong since inception and therefore was not subject to Hong Kong income tax. As of September 30, 2013 and December 31, 2012, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to approximately $3,300,000, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for Hong Kong income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2013 and December 31, 2012, and no deferred tax asset has been recorded. The valuation allowance as of September 30, 2013 and December 31, 2012 was approximately $540,000 and $428,000, respectively. The changes in valuation allowance for the nine months ended September 30, 2013 and 2012 was $112,000 and $-0-, respectively.

PRC

The Company’s wholly owned subsidiary Dalian Fusheng and its subsidiaries, VIE Dalian Xingyuan and its subsidiary in China are governed by the Income Tax Law of the People’s Republic of China, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments.

The following table reconciles the statutory rates to the Company’s effective tax rate for the periods indicated:

	September 30,	September 30,
	2013	2012
U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34)	(34)
Hong Kong income tax	-	-
China Statutory income tax rate	25	25
Non-deductible expenses-permanent difference (Note A)	176.4	-
Operating loss carry-forward	(25.2)	(25)
Effective tax rate	176.2%	0%

Note A: non-deductible expenses primarily included legal, accounting and other consulting expenses of Hong Kong Goodwill Rich which are not expected to be deductible for Hong Kong income taxes in the future.

The provision for income taxes consists of taxes on income from operations plus unrecognized tax benefits plus changes in deferred taxes for the periods ended:

	September 30, 2013	September 30, 2012
Current	$689,407	$100,332
Deferred	187,900	(559,495)
Total	$877,307	$(459,163)

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Taxes (continued)

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forward. Some of the Company’s subsidiaries have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to approximately $4,642,000 as of September 30, 2013 and expire through 2018. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.

The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors.

For the nine months ended September 30, 2013, management estimated that net operating loss of certain PRC subsidiaries may not be realizable in the near future. Therefore, a 100% valuation allowance of $1,178,242 has been provided against the deferred tax assets of these subsidiaries. For the nine months ended September 30, 2013 and 2012, management concluded PRC deferred tax assets for the Company’s remaining subsidiaries would be realized in the future. Accordingly, the Company recorded a deferred tax benefit of $187,900 and $559,495 from loss carryover for the nine months ended September 30, 2013 and 2012, respectively. The Company believes it can utilize the deferred tax assets to offset future taxable income.

The components of deferred tax assets as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
Net operating loss of subsidiaries	$1,185,137	$839,409
Temporary difference	682,412	-
Effect of foreign currency exchange rate	(16,459)	1,131
Total	1,851,090	840,540
Less: valuation allowance	(1,178,242)	-
Deferred tax assets	$672,848	$840,540

As of September 30, 2013, the tax years ended December 31, 2008 through December 31, 2012 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Taxes (continued)

( c ) Taxes Payable

Taxes Payable consisted of the followings:

	September 30,	December 31,
	2013	2012
Income Tax Payable	$1,069,119	$272,557
VAT Payable	4,775,580	1,765,953
Other Tax Payable	797,980	681,007
Total	$6,642,679	$2,719,517

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

The Company’s commitment for minimum lease payments under these operating leases is as follows:

For the twelve months ending September 30,
2014	$408,002
2015	408,002
2016	408,002
2017	408,002
2018	408,002
Thereafter	1,530,009
Total	$3,570,023

Supply Agreements

In September 2010, the Company executed a 10-year agreement to supply marine fuel to Haiyu Fishery Limited Corporation ("Haiyu") and Jinghai Group ("Jinghai"). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province.

Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area.The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.04 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the nine months ended September 30, 2013 and 2012, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

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

As of September 30, 2013, all of the Company’s cash was on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

For the three months ended September 30, 2013, one customer accounted for 18% of the Company’s total revenues, and for the three months ended September 30, 2012, four customers accounted for 73.6% of the Company’s total revenues. For the nine months ended September 30, 2013 and 2012, one customer accounted for 14.5% and 27.9% of the Company’s total revenues, respectively.

For the three months ended September 30, 2013, 14.1% of the Company’s raw materials came from one supplier and no single supplier accounted for more than 10% of the Company’s total material purchase for the three months ended September 30, 2012. For the nine months ended September 30, 2013, 24.8% of the Company’s raw materials came from two suppliers. For the nine months ended September 30, 2012, no single supplier accounted for more than 10% of the Company’s total raw materials purchase.

19. Terminating the operation of subsidiaries

On January 7, 2013, the Company filed an application with the local government authority to terminate the operation of its subsidiary, Shandong Shengfu. The application was approved by the local government on March 7, 2013. Shandong Shengfu had limited operation since its inception. As of September 30, 2013, Shandong Shengfu’s total assets were $0.8 million, or 0.3% of the Company’s consolidated total assets. There was no reported revenue and net income for Shandong Shengfu since its inception. The assets were not reported as discontinued operations due to immateriality.

In addition, pursuant to a Board Resolution of Tianjin Hailong dated on January 18, 2013, Dalian Fusheng approved to sale its 51.952% ownership interest in Tianjin Hailong to Tianjin Hailong's two individual shareholders Mr. Niu Jinfu and Mr.Zhao Guohua for RMB 5.46 million (about $0.86 million). After such sale, Tianjin Hailong’s operations will no longer be consolidated. The formal sale agreement has not been completed as of September 30, 2013. As of September 30, 2013, Tianjin Hailong’s total assets was $2.4 million, accounting for only 0.9% of the Company’s consolidated total assets; and total liabilities was approximately $1.9 million, accounting for only 0.9% of the Company’s consolidated total liabilities. There was no revenue and net income reported for the three and nine months ended September 30, 2013. The assets were not reported as discontinued operations due to immateriality.

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

Nasdaq Compliance Update

On October 15, 2013, The Nasdaq Stock Market notified the Company that the Company regained compliance Rule 5550(a)(2), which requires a minimum bid price of $1.00 for continued listing on the Nasdaq Stock Market and that the matter was closed.

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

Andatee became the owner of 100% of the outstanding common stock of Goodwill Rich as the result of a share exchange arrangement entered in August 2009 and completed on October 16, 2009, in which 6,000,000 common shares of Andatee were exchanged for all of the outstanding shares of Goodwill Rich. The stockholders of Andatee and the stockholders of Goodwill Rich were the same, and therefore the August 2009 share exchange was accounting for as a recapitalization of Goodwill Rich. As a result, Goodwill is deemed to be the predecessor of Andatee for financial reporting purposes, and the financial statements of Andatee for the periods prior to the share exchange as presented here are the historical financial statements of Goodwill Rich for those periods, after being adjusted to retroactively reflect the effects of the recapitalization to 6,000,000 issued and outstanding shares.

In March 2009, Goodwill Rich established a subsidiary company in Dalian, PRC named Dalian Fusheng Consulting Company (“Fusheng”).

Xingyuan was established in September 2001 with a registered capital of RMB7 million and began providing refueling services to the marine vessels in Dalian Port in Dalian City. Xingyuan holds 100% ownership of Donggang Xingyuan, a company incorporated in Dalian, PRC, in April, 2008. In addition, in December 2008, Xingyuan acquired 90% ownership of Xinfa and 63% ownership of Nanlian, respectively. In May 2010, Xingyuan acquired 52% equity interest of Rongcheng Mashan Xingyuan Marine Bunker Co., Ltd. (“Mashan”), furthermore, in July 2010,Xingyuan acquired 52% ownership of Hailong Petrochemical Co., Limited (“Hailong”). In December 2011, Fusheng acquired 100% of ownership of Rongcheng Zhuoda Trading Co, in December 2011, Fusheng acquired 90% of the ownership of Wujiang Xinlang Petrochemical Co., in December 2011, Fusheng acquired 61% of the ownership of Suzhou Fusheng Petrochemical Company.

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

During the quarter ended September 30, 2013, Dalian Xingyuan acquired 37% capital shares from Xiangshan Nanlian’s minority shareholder Mr. Chen Wenwei for a cash consideration of RMB 11.2 million.   Xiangshan Nanlian completed the registration change with local State Administration of Industry and Commerce (the “SAIC”) on July 29, 2013 to reflect the share structure change.  After the acquisition, Xiangshan Nanlian became the 100% controlled subsidiary of Dalian Xingyuan. The acquisition was treated as a related party transaction because formal minority shareholder Mr. Chen Weiwen still serves as the legal representative of Xiangshan Nanlian after the acquisition.

Operational Initiatives in 2013

In 2013, we have undertaken, step by step, the following strategies designed to reduce the overall production and transportation costs:

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
•
Relocate our production and storage centers closer to our end users which provide us more opportunity to develop an efficient and flexible manufacturing and operational infrastructure and enjoy savings on transportation costs.

In 2013 and beyond, our overall strategy will be to (i) increase our share of retail sales since such sales had shown to be less price-sensitive than our sales to the distributors, (ii) acquire our own retail facilities to reduce the risk of opportunistic negotiations from our retail customers during periods of volatile oil prices, (iii) build retail points in strategic locations (often close to other recently acquired locations) to capture a majority of active local markets and (iv) add more products to our current product line to further satisfy customers’ diversifying demands .

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

Results of Operations-Comparison of the three and nine months ended September 30, 2013 and 2012
Revenue

For the three months ended September 30, 2013, our revenue increased by $30 million, or 95%, from $31.5 million for the third quarter ended September 30, 2012 to $61.5 million for the third quarter ended September 30, 2013.

For the nine months ended September 30, 2013, our revenue increased by $51 million, or 37%, from $139.8 million for the nine months ended September 30, 2012 to $190.9 million for the nine months ended September 30, 2013.

The increase in our revenues was mainly due to increased sales volume. Our overall sales volume increase by 82,041 tons, or 207.5%, from 39,533 tons for the third quarter ended September 30, 2012 to 121,573 tons for third quarter ended September 30, 2013. For the nine months ended September 30, 2013, our overall sales volume increased by 106,538 tons, or 62%, from 171,941 tons for the nine months ended September 30, 2012 to 278,480 tons for the nine months ended September 30, 2013.

The increase in our revenue was due to the following reasons:

•
The increase in our sales volume was primarily driven by increased customer demand for our 180CST, #1, #2 and #4 blended fuel oil which has a relatively competitive market price targeting a broad range of fishing boat and cargo vessel customers. Among our total sales volume in the third quarter of 2013, approximately 25.5% was from sales of our 180CST fuel oil, about 28.5% was from sales if our #1 fuel oil, about 20.1% was from sales of our 2# fuel oil and about 10.3% was from sales of our #4 fuel oil. On the other hand, among our total sales volume for the nine months ended September 30, 2013, approximately 16.1% was from sales of our 180CST fuel oil, about 15.1% was from sales of our #1 fuel oil and about 45.6% was from sales of our #4 fuel oil;

•
The increase in our revenue was affected by changes in our selling price on certain key products. When comparing the third quarter ended September 30, 2013 to the same period of 2012, the average selling price of our 180CST fuel oil decreased about 0.5%, the average selling price of our #4 fuel oil increased about 0.2%, average selling price for marine fuels #3 fuel oil increased about 9.5%. On the other hand, when comparing nine months ended September 30, 2013 to the same period of 2012, the average selling price of our best-seller #4 fuel oil increased about 6.8%, average selling price for marine fuels 180CST decreased about 33% and the average selling price for marine fuels #2 decreased about 5.7%. The increase or decrease in selling price for these products positively stimulated customer’s purchase demand and led to the increase in sales revenue as well.

•
In addition, we expanded our market coverage to more extended geographic areas, such as Shanghai, Zhejiang Province, which helped us to attract additional new customers. Total number of customers increased about 22% as of September 30, 2013 as compared to the same period of 2012. The increase in number of customers led to increased sales as well.

On the other hand, certain factors (such as the general slow-down of the Chinese economy, seasonality impact on the fishing industry, our reduced sales promotion due to our ongoing privatization plan, as well as the global crude oil price fluctuation, etc.) negatively impacted our sales trend.

For the three months ended September 30, 2013, #1 marine fuel represented 28.5% of our sales, #2 marine fuel represented 20.1% of our sales, #3 marine fuel represented 15.6% of our sales, #4 marine fuel represented 10.3% of our sales, 180CST represented 25.5% of our sales and no sales reported on 120CST.

For three months ended September 30, 2012, #1 marine fuel represented 26.4% of our sales, #3 marine fuel represented 14% of our sales, #4 marine fuel represented 52.3% of our sales, 180CST represented 7.3% of our sales and no sales reported on #2 fuel oil and 120CST.

For nine months ended September 30, 2013, #1 marine fuel represented 15.1% of our sales, #2 marine fuel represented 12.4% of our sales, #3 marine fuel represented 10.2% of our sales, #4 marine fuel represented 45.6% of our sales, 180CST represented 16.1% of our sales and 120CST represented 0.6% of our sales.

For the nine months ended September 30, 2012, #1 marine fuel represented 16.1% of our sales, #2 marine fuel represented 12.4% of our sales, #3 marine fuel represented 8.6% of our sales, #4 marine fuel represented 51.7% of our sales, 180CST represented 9.3% of our sales and120CST represented 1.9% of our sales.

Cost of Revenue

Our cost of revenue consists primarily of direct costs to purchase and produce our products, including raw material costs, salaries and related manufacturing personnel expenses, transportation costs, and repair and maintenance costs.

Our cost of revenues increased by $25.2 million, or 80%, from $31.4 million for the third quarter ended September 30, 2012 to $56.6 million for the third quarter ended September 30, 2013 primarily due to increased sales volume from 39,533 tons for the third quarter ended September 30, 2012 to 121,573 tons for the third quarter ended September 30, 2013.

For the nine months period, our cost of revenues increased by $44.6 million, or 33%, from $133.9 million for the nine months ended September 30, 2012 to $178.6 million for the nine months ended September 30, 2013 due to increased sales volume from 171,941 tons for the nine months ended September 30, 2012 to 278,480 tons for the nine months ended September 30, 2013.

The increase in cost of revenue was primarily due to the following reasons:

(1)	Cost of revenue increased due to increased sales volume as discussed above. As more quantity was sold, more costs have been allocated to products been sold;

(2)
Our main business is to purchase raw materials and crude oil from upstream suppliers and then blend, manufacture and sell to customers. The purchase price for raw materials and crude oil was largely affected by the global and local crude oil price fluctuation. In order to minimize the costs fluctuation and restrictions from our domestic upstream suppliers, we started to develop fuel oil trading business through import from overseas market since third quarter of 2013, in which we lowered down the purchase costs.  Consequently, average unit cost for our products sold was $466 per ton for the three months ended September 30, 2013 as compared to $796 per ton for the same period of 2012. For the nine months period, our average unit cost per ton was $641.5 for the nine months ended September 30, 2013 as compared to $779 for the same period of 2012. Our cost of revenue increased primarily due to increased sales volume.

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

Our gross profit increased by $4.83 million, or 6389%, to $4.9 million for the quarter ended September 30, 2013 as compared to $75,700 in the quarter ended September 30, 2012. As a percentage of revenues, our gross profit margin was 8% and 0.2% for the third quarter of 2013 and 2012, respectively.

Our gross profit increased by $6.42 million, or 109%, to $12.3 million for the nine months ended September 30, 2013 as compared to $5.9 million for the nine months ended September 30, 2012. As a percentage of revenues, our gross profit margin was 6.5% and 4.2% for the nine months ended September 30, 2013 and 2012, respectively.

In summary, the increase in our gross profit margin for the three and nine months ended September 30, 2013 as compared to 2012 was primarily due to (i) increase in our sales due to increased sales volume and increased selling price on certain product (ii) decreased costs of revenue which were mainly caused by decreased raw material purchase cost, (iii) changes in the sales of our product mix, and (iv) competition in the market. As a result, our gross profit margin was lower than the level we normally would expect. With the completion of the Company’s distribution network setup in Shandong, Jiangsu and Zhejiang, and with the further development of our fuel oil import business, we intend to increase our sales in these regions and lower our purchase costs in the near future to improve our gross profit margin, and we expect to have a margin recovery as the new market gains sales momentum and recovery of macroeconomic conditions in the energy industry. Moreover, we are working on research and development of an improved formula for blended fuel products to decrease our costs to increase our gross profit margin.

Selling Expenses

Our selling expenses consist primarily of employee compensation and benefits for our sales and marketing staff, expenses for promotional and advertising activities and expenses for leasing the oil storage tanks.

Selling expenses increased by $35,337, or 11%, from $332,279 for the third quarter of 2012 to $367,616 in the third quarter of 2013. This increase is mainly due to our increased sales promotion efforts to target large wholesalers during third quarter of 2013 in order to bulk sales fuel oils to them. As a percentage of revenues, selling expenses decreased from 1.1% for the third quarter of 2012 to 0.6% for the third quarter of 2013.

Selling expenses decreased by $104,086, or 8%, from $1,288,733 for the nine months ended September 30, 2012 to $1,184,647 for the nine months ended September 30, 2013. This decrease is mainly due to reduced sales promotion expenses and lease expenses. As a percentage of revenues, selling expenses decreased from 0.9% for the nine months ended September 30, 2012 to 0.6% for the nine months ended September 30, 2013.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation and benefits for our general management, finance and administrative staff, depreciation and amortization with respect to equipment used for general corporate purposes, professional, legal and consultancy fees, stock-based compensation expenses and other expenses incurred for general corporate purposes.

General and administrative expenses increased by $2.11 million, or 135%, from $1.43 million for the third quarter of 2012 to $3.54 million for the third quarter of 2013. The increase was caused by increases in the depreciation expense, bad debt reserves, professional service fees, consulting fees and stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased from 4.5% for the third quarter of 2012 to 5.8% for the third quarter of 2013.

General and administrative expenses increased by $3.84 million, or 100%, from $3.84 million for the nine months ended September 30, 2012 to $7.68 million for the nine months ended September 30, 2013. The increase was caused by increases in the depreciation expense, bad debt reserves, professional service fees, consulting fees and stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased from 2.7% for the nine months ended September 30, 2012 to 4% for the nine months ended September 30, 2013.

We expected that our overall general and administrative expenses would increase in connection with our reorganizing our corporate structure, and hiring of more experienced management in the near future.

Interest Expense

Interest expense decreased by $1.27 million, from $2 million for the third quarter ended September 30, 2012 to $0.74 million for the third quarter ended September 30, 2013. The decrease in interest expense was due to amortization of prepaid interest expense incurred on the bank acceptance bills and short-term bank loans for the three months ended September 30, 2013.

Interest expense decreased by $1.83, from $4.65 million for the nine months ended September 30, 2012 to $2.82 million for the nine months ended September 30, 2013. The decrease in interest expense was due to amortization of prepaid interest expense incurred on the bank acceptance bills and short-term bank loans for the nine months ended September 30, 2013. By the meantime, the prepaid interest expense increased about $1.7 million which was included in the “prepaid expense and other current assets” as of September 30, 2013.

Provision (Benefit) for Income Taxes

For the third quarter ended September 30, 2013, we reported income tax expense of $408,053. For the same period in 2012, we reported an income tax benefit of $496,583 due to operating loss carry-forward.

For the nine months ended September 30, 2013, we reported income tax expense of $877,307. For the same period in 2012, we reported an income tax benefit of $459,163 due to operating loss carry-forward.

For the three and nine months ended September 30, 2013, several of our subsidiaries suffered net operating loss. Management estimated that net operating loss of certain PRC subsidiaries may not be realizable in the near future. Therefore, a 100% valuation allowance of $1,178,242 has been provided against the deferred tax assets of these subsidiaries. As of September 30, 2013, we reported deferred tax assets of $672,848. Management believes that the likelihood to use the deferred tax assets is possible in the near future. Several subsidiaries currently suffered net operating loss (for example, Dalian Xifa, Shanghai Fusheng and Xiangshan Nanlian) was primarily due to higher interest expense incurred on increased bank borrowings or due to relatively short operating history. These subsidiaries have great potentials to grow in 2013 and beyond, when customers in these geographic areas become aware of the Company's brand name, plus the Company expects to bring several new products into the market to target broader range of customers, these geographic areas are expected to become new growing market for the Company and generate more revenue sources and taxable income. Consequently, net operating loss in prior periods is expected to be utilized to offset the future taxable income within the foreseeable periods. As a result, these subsidiaries may generate increased taxable income in 2013 and beyond, and the Company may use the deferred tax assets to offset future taxable income.

Net Income (loss) Attributable to the Company

Net loss attributable to the Company decreased by $2.44 million, from a net loss of $2,983,148 for the third quarter ended September 30, 2012 to net loss of $542,859 for the third quarter ended September 30, 2013. The decrease in net loss was mainly the result of increase in sales revenue and gross profit margin, decrease in unit cost and interest expense, offset by increased operating expense for the period indicated.

Net loss attributable to the Company decreased by $2.32 million, from a net loss of $2.6 million for the nine months ended September 30, 2012 to net loss of $287,303 for the nine months ended September 30, 2013. The decrease in net loss was mainly the result of increase in sales revenue and gross profit margin, decrease in unit cost and interest expense, offset by increased operating expense for the period indicated.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of approximately $11.3 million, and additionally, we have set aside $69.3 million of restricted cash on the bankers’ acceptance note. We received a credit rating of AA- from our banks. Therefore, we believe that we are able to renew our current short-term bank loans upon maturity and obtain additional new bank loans, if necessary, in the near term during 2013 and first half of 2014. We are currently negotiating additional bank loan of RMB 100 million to RMB 300 million (approximate to $16 million to $48 million) with local banks. In July 2013, we obtained bank’s approval for an additional RMB 2 billion (equivalent to $323 million) bank line of credit, among which we have withdrawn about $33.2 million out of this credit lien in September 2013 and may expect to withdraw more in the near future to fund our working capital need.

As of September 30, 2013, our balance sheets reported a working capital deficit of $4.6 million, primarily due to increase in short-term bank loans by $14.7 million during third quarter of 2013, and an increase in bank notes borrowings by approximately $37 million during third quarter of 2013. These bank loans and bank notes will mature and be repaid within the next few months.

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

Under the terms of the agreement with Jinghai, the Company is required to supply up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.04 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the three and nine months ended September 30, 2013 and 2012, Jinhai did not achieve the 20,000 tons sales target and accordingly no rebate was provided to Jinhai.

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

The following table sets forth a summary of our cash flows for the periods indicated:
	As of September 30,
	2013	2012
Cash flow data:
Net cash used in operating activities	$(33,320,502)	$(8,172,988)
Net cash (used in) provided by investing activities	(7,550,410)	54,423
Net cash provided by financing activities	50,356,942	14,836,287
Effect of exchange rate on cash	162,267	31,076
Net changes in cash	9,648,297	6,748,798
Cash at beginning of period	1,625,705	3,493,015
Cash at end of period	$11,274,002	$10,241,813

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 was approximately $33.3 million, which was primarily a result of the following factors:

•	Net loss of $379,328;
•	An increase in accounts receivable of $23.8 million as a result of our increased credit sales;
•	Purchase of inventories of $27.9 million as a result of anticipating increased sales volume in the expanded distribution network and upcoming fishing season;
•	An increase in advances to suppliers of $0.8 million because more advance payments have been paid to suppliers for the inventory purchase;
•
A decrease in advances from customers of $5 million because the same amount has been recognized as revenue when products have been delivered to customers and when revenue recognition criteria have been met;

•	An increase in accounts payable of $16.8 million due to increased purchase of materials in anticipation of future purchase price increases and in order to prepare for next sales peak season.
•
An increase in prepaid expense and other current assets by $3.4 million because of increased prepaid interest expense on our outstanding notes bills and increased employee advance for business development purpose.

Net cash used in operating activities for the nine months ended September 30, 2012 was approximately $8.2 million, which was primarily as a result of the following factors:

•	net loss of $2.9 million;
•	a decrease in accounts and customer notes receivable of $3.8 million as a result of our efforts in collection;
•	purchase of inventories of $14.7 million as a result of anticipating increased sales volume in the expanded distribution network and upcoming fishing season;
•	a decrease in advances to suppliers of $12.1 million ;
•	an increase in advances from customers of $7.8 million;
•	an increase in prepaid expenses and other current assets of $3.5 million primarily contributed to increased prepayments for equipment rentals and increases in value added tax credit;
•	an increase in accounts payable of $11.0 million in line with increased purchasing;
•	a decrease in tax payable of $2.2 million;

Investing Activities

Cash used in investing activities was $7.55 million for the nine months ended September 30, 2013, which was attributable to:

•	An equity investment of $1.28 million to an unconsolidated entity Dalian Haode, in which we have a 20% equity interest
•	Expenditures on acquisition of property of $88,554
•
Prepayment for land use right of $4.45 million because the Company’s newly formed subsidiary Lianyungang Fusheng expects to obtain a land use right from the local government to build a new manufacturing plant on this land.

•
Cash paid for acquiring non-controlling interest of $1.72 million because the Company’s subsidiary Dalian Xingyuan acquired the 37% non-controlling interest from the minority shareholder Mr. Chen Weiwen during third quarter of 2013 through a related party transaction.

Cash provided by investing activities was $0.05 million for the nine months ended September 30, 2012, which was attributable to

•	expenditures in construction projects of $0.6 million to expand the production capacity in Shandong Rongcheng and Suzhou Wujiang area, and purchase of property and equipment of $0.09 million
•	refunds of $0.6 million for purchase of land use right.

Financing Activities

Cash provided by financing activities was $50.3 million for the nine months ended September 30, 2013. It consists of net bank proceeds of $33.7 million, less repayment of bank loans of $15.8 million, proceeds of bank notes of $128 million, less repayment of bank notes of $31.5 million, proceeds from related party loans of $2.35 million and an increase in restricted cash of $59.2 in connection with the increased bank notes.

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

Changes in Internal Controls over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting during our third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of September 30, 2013.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in the Company's Current Report on Form 8-K filings, the Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended September 30, 2013. The Company did not repurchase any of its equity securities during the same fiscal period.

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

Andatee China Marine Fuel Services Corporation

Date: November 14, 2013	By:	/s/ An Fengbin
An Fengbin
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Wang Hao
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

