Form 10-K
period 2013-12-31
Andatee China Marine Fuel Services Corp
filed 2014-03-31
CIK 1469606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Unit C, No.68 of West Binhai Road, Xigang District

Dalian, P.R. of China

011 (86411) 8240 8939

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.001

Name of each exchange on which registered:

The Nasdaq Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

As of the close of business on June 28, 2013, the aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $2.66 million based on the closing sale price of the common stock on the Nasdaq Global Market on that date. The registrant does not have any non-voting common equity.

The Company had 10,255,813 shares of common stock issued and outstanding as of March 25, 2014.

Table of Contents

Part I		3
ITEM 1.	Business	5
ITEM 1A.	Risk Factors	22
ITEM 1B.	Unresolved Staff Comments	43
ITEM 2.	Properties	43
ITEM 3.	Legal Proceedings	45
ITEM 4.	Mine Safety Disclosures	44

Part II		46
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46
ITEM 6.	Selected Financial Data	47
ITEM 7.	Discussion and Analysis of Financial Condition and Results of Operations	47
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	64
ITEM 8.	Financial Statements and Supplementary Data	F-1
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65
ITEM 9A.	Controls and Procedures	65
ITEM 9B.	Other Information	68

Part III		68
ITEM 10.	Directors, Executive Officers and Corporate Governance	68
ITEM 11.	Executive Compensation	76
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	83
ITEM 14.	Principal Accounting Fees and Services	84

Part IV		86
ITEM 15.	Exhibits and Financial Statement Schedules	86
Signature Page		88

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

Our fiscal year begins on January 1, and ends on December 31, and any references herein to “Fiscal 2013” mean the year ended December 31, 2013, and references to other “Fiscal” years mean the year ending December 31, of the year indicated.

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

Except where the context otherwise requires and for purposes of this Annual Report:

•       the terms “we,” “us,” “our company,” “our” refer to Andatee China Marine Fuel Services Corporation, a Delaware corporation, its subsidiaries Goodwill Rich International Limited and Dalian Fusheng Consulting Co. Ltd., its subsidiaries, Dalian Xifa Petrochemical Company, Ltd., Shandong Xifa Prochemical Company, Ltd., Shanghai Fusheng Petrochemical Company, Donggang Xingyuan Marine Bunker Company Ltd., Rongcheng Xinfa Petroleum Company Ltd., Rongcheng Mashan Xingyuan Marine Bunker Co. Ltd., Rongcheng Zhuoda Trading Co.Ltd, Suzhou Fusheng Petrol Co. Ltd., Wujiang Xinlang Petrol Co. Ltd, Lianyungang Fusheng Petrochemical Company, Ltd., and its previous variable interest entity (VIE), Dalian Xingyuan Marine Bunker Co. Ltd., through which entity we conducted all of our business operations and since we have transferred most of them under the direct control of Dalian Fusheng Petrol Co. Ltd. , and only two subsidiaries of the VIE, which is Xiangshan Yongshi Nanlian Petrol Company Ltd.; and Lianyungang Xingyuan Marine Bunker Co., Ltd.;

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

This Annual Report contains translations of certain Renminbi, or RMB, the legal currency of China, amounts into U.S. dollars at the rate of RMB 6.1104 to $1.00, the noon buying rate in effect on December 31, 2013 in New York City for cable transfers of Renminbi as certified for customs purposes by the Federal Reserve Bank of New York. We make no representation that the Renminbi or U.S. dollar amounts referred to in this Annual Report could have been or can be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. On March 19, 2014, the exchange rate was approximately RMB6.1933 to $1.00.

Item 1.	Business

Company Overview

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

Our sales of marine oil for fishing boats represented approximately 81% of our total revenue for the period of 2013 as compared with the sale of marine oil for cargo vessels which represented the remaining 19% of our total revenue for the same periods. Currently, we sell approximately 88% of our products through distributors and remaining 12% to retail customers. Our products are substitutes for diesel used throughout east China fishing industry by small to medium sized cargo vessels. Our core facilities include as storage tanks, berths (the space allotted to a vessel at the wharf), marine fuel pumps, blending facilities and tankers. Our sales network covers major depots along the towns of Dalian, Dandong, Lianyungang, Shidao Shipu, Suzhou and Shanghai along the east coast of China.

Our operations in China are conducted through our Wholly-Owned Foreign Enterprise ("WOFE"), Dalian Fusheng Petrochemical Company and its subsidiaries: Dalian Xifa Petrochemical Company, Ltd. (located in Dalian City, Liaoning Province, and established on August 26, 2010), Hailong Petrochemical Co., Limited (established in Tianjin City, on April 23, 2001), Donggang Xingyuan Marine Bunker Company, Ltd. (located in Dandong City, Liaoning Province, and established in April 2008 under the laws of the PRC), Rongcheng Xinfa Petrol Company, Ltd. (located in Rongcheng City, Shandong Province, and established in September 2007 under the laws of the PRC), and Rongcheng Mashan Marine Bunker Company (established in Rongcheng City, Shandong province, on March 12, 2010), Shandong Xifa Petrochemical Company, Ltd. (located in Zibo City, Shandong Province, and established on December 2, 2010), Rongcheng Zhuoda Trading Co. acquired in Dec, 31, 2011 (located in Rongcheng city, Shandong Province, and established in Sep, 18, 2009), Suzhou Fusheng Petrochemical Company, acquired in Dec, 21, 2011 (located in Suzhou city, Jiangsu Province and established in June, 8, 2011), Wujiang Xinlang Petrochemical Company, acquired in Dec, 7, 2011(located in Wujiang city, Jiangsu Province and established in Apr 28, 1998), Shanghai Fusheng Petrochemical Company, Ltd. (located in Shanghai city and established on April 6, 2012), Lianyungang Fusheng Petrochemical Co., Ltd. (located in Lianyungang City, Jiangsu Province, and established on April 27, 2013) and our VIE, Dalian Xingyuan Marine Bunker Company, Ltd and its subsidiaries: Xiangshan Yongsh Nanlian Petrol Company, Ltd. (located in Xiangshan City, Zhejiang Province, and established in May 1997 under the laws of the PRC) and Lianyungang Xingyuan Marine Bunker Co., Ltd, (located in Lianyungang City, Jiangsu Province, and established on April 27, 2013).

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

Andatee China Marine Fuel Services Corporation is a Delaware corporation. Our executive offices are located at Unit C, No. 68 of West Binhai Road, Xigang District, Dalian, P.R. of China; telephone number is 011 (86411) 8240 8939. Our website address is http://www.andatee.com.

Organizational Structure and Corporate History

Our WOFE, Dalian Fusheng Petrochemical Company, was incorporated on March 22, 2009 with registered capital of $19.33 million invested by Goodwill Rich. Fusheng has the following subsidiaries: Dalian Xifa Petrochemical CompanY, Ltd., Hailong Petrochemical Co., Limited (established in Tianjin City, on April 23, 2001), Donggang Xingyuan Marine Bunker Company, Ltd., Rongcheng Xinfa Petrol Company, Ltd., and Rongcheng Mashan Marine Bunker Company, Shandong Xifa Petrochemical Company, Ltd., Rongcheng Zhuoda Trading Co., Suzhou Fusheng Petrochemical Company, Wujiang Xinlang Petrochemical Company, Shanghai Fusheng Petrochemical Company, Ltd. and Lianyungang Fusheng Petrochemical Co., Ltd.

Our VIE operating entity, Dalian Xingyuan, currently has two subsidiaries: Xiangshan Yongshinanlian Petrol Company Ltd. and Lianyungang Xingyuan Marine Bunker Co., Ltd,, Dalian Xingyuan and its subsidiaries are collectively referred to as the ‘‘VIE’’. Dalian Xingyuan was established in September 2001 with an initial registered capital of RMB 30 million (approximate to $4.8 million). Its registered capital was increased to RMB 60.1 million (or $9.5 million) in 2008. Upon the October 28, 2008 incorporation of Goodwill, Goodwill and the shareholders of Dalian Xingyuan had entered into a series of separate agreements under which Goodwill and Dalian Xingyuan were deemed, until March 2009, to be under the common control of the shareholders of Dalian Xingyuan. The reason that we registered our VIE’s subsidiaries under the control of our WOFE was that we think it will be more appropriate all of our operating facilities are wholly controlled by our WOFE instead of VIE (control through contracts).

On March 26, 2009, Fusheng entered into a series of variable interest entity agreements (the “VIE Agreements”) with Dalian Xingyuan. Under these agreements (including the Consulting Services Agreement, the Operating Agreement, the Equity Pledge Agreement, the Option Agreement and the Proxy and Voting Agreement), Xingyuan entered into these agreements with Fusheng because of the PRC laws and regulations restricting the ability of offshore entities to acquire or dispose of ownership of domestic companies. These agreements ensure that the original minority shareholders of Xingyuan will regain their respective pro rata ownership upon triggering of the conditions set forth in the agreements. Under these agreements, the Company obtained the ability to direct the operations of Xingyuan and its subsidiaries and to obtain the economic benefit of their operations. Therefore, management determined that Xingyuan became a variable interest entity and the Company was determined to be the primary beneficiary of Xingyuan and its subsidiaries. Accordingly, beginning March 26, 2009, the Company has consolidated the assets, liabilities, results of operations and cash flows of Xingyuan and its subsidiaries its financial statements.

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

In July 2010, we entered into an agreement with shareholders of Hailong Petrochemical Co., Ltd ("Hailong"), which is located in Tianjin City engaged in retail and wholesale of fuel oil and petrochemical products. Under the terms of the agreement, we acquired 52% of Hailong's equity for a cash payment of RMB 3.64 million (approximately US$ 0.54 million). Pursuant to Board resolutions of Tianjin Hailong dated on January 18, 2013, Dalian Fusheng approved to sale its 51.952% ownership interest in Tianjin Hailong to Tianjin Hailong's two individual shareholders Mr. Niu Jinfu and Mr.Zhao Guohua for RMB 5.46 million (about $0.86 million). After such sale, Tianjin Hailong’s operations will no longer be consolidated. The formal sale agreement has not been completed as of December 31, 2013.

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

In December 2011, we entered into an agreement with shareholders of Rongcheng Zhuoda Trading Co. (“Zhuoda”), which owned 13,000 cubic meters tanks, which is located in Rongcheng City, Shandong Province engaged in retail and wholesale of marine fuel oil for fishing boats. Under the terms of agreement, we acquired 100% of Zhuoda equity for a cash payment of RMB 13 million (approximately US$2 million).

On April 27, 2013, Dalian Fusheng formed a new subsidiary Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”) in the city of Lianyungang under the laws of the PRC with initial registered capital of RMB 29.0 million (approximately $4.7 million). Based upon the Board Resolutions, Dalian Fusheng increased the registered and paid in capital of Lianyungang Fusheng to RMB 53.7 million (approximately $8.8 million) on November 1, 2013 and then increased to RMB 153.7 million (approximately $25.2 million) on December 27, 2013.

On April 27, 2013, Dalian Xingyuan formed a new subsidiary Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”) in the city of Lianyungang under the laws of the PRC with registered capital of RMB 21,000,000 (approximately $3.4 million).

During the third quarter of 2013, Dalian Xingyuan acquired 37% capital shares from Xiangshan Nanlian’s minority shareholder Mr. Chen Wenwei for a cash consideration of RMB 11.2 million (approximately $1.83 million). After the acquisition, Xiangshan Nanlian became the 100% controlled subsidiary of Dalian Xingyuan. The acquisition was treated as a related party transaction because formal minority shareholder Mr. Chen Weiwen still serves as the legal representative of Xiangshan Nanlian after the acquisition.

On December 31, 2013, Dalian Fusheng, Dalian Xingyuan and Dalian Xifa jointly formed a new subsidiary Xinniu Development Co., Ltd. (“Xinniu”) in the city of Dalian under the laws of the PRC with registered capital of RMB 200 million (approximately $32.7 million).

The following diagram illustrates our corporate structure:

100%
An Fengbing
50.9%
Star Blessing Enterprises Limited
8.5%
Wellington Management Company, LLP
40.60%
Other minority shareholders
Andatee China Marine Fuel Services Corporation
USA
100%
Goodwill Rich International Corporation
HK
100%
Dalian Fusheng Petrochemical Company
WOFE
VIE
Dalian Xingyuan Marine Bunker Co., Ltd
100%
Dalian Xifa Petrochemical Company, Ltd
100%
Shandong Xifa Prochemical Company, Ltd
100%
Shenzhen Shengfu Petrochemical Company, Ltd
52%
Tianjin Hailong Petrochemical Company
100%
Donggang Xingyuan Marine Fuel Company
61%
Suzhou Fusheng Petrochemical Company
100%
Lianyungang Fusheng Petrochemical Company
100%
Rongcheng Zhuoda Trading Co
100%
Shanghai Fusheng Petrochemical Company, Ltd
Dalian Xinniu Development Co., Ltd.
100%
Xiangshan Yongshi Nanlian Petroleum Company
100%
Lianyungang Xingyuan Marine Bunker Co., Ltd
90%
Rongcheng Xinfa Petroleum Company
52%
Rongcheng Mashan Xingyuan
90%
Wujiang Xinlang Petrochemical Company

Industry Overview

The Company’s main line of business is providing various kinds of fuel oils for marine fishing industry. According to statistics, as of December 2013, there are about 20 million various marine fishing boats in China, with an annual marine fuel oil consumption demand of about 7.9 million metric tons. Total volume of the marine fishing industry is estimated to be $7.8 billion (RMB 47.4 billion) In 2013, global warming and previous over-fishing activities has brought certain negative impact on the marine ecosystem and water temperature, causing immeasurable harm to inshore fishing resources. As a result, marine fishing boats have to travel to more remote offshore sea areas for fishing.

Our Products and Services

We blend and supply marine fuel as an alternative fuel for Chinese cargo and fishing vessels. Our sales of marine oil for fishing boats represented approximately 81% and 94% of our total revenue for fiscal 2013 and 2012, respectively, as compared with the sale of marine oil for cargo vessels which represented the remaining 19% and 6% of our total revenue for the same periods. Our cargo vessel fuel is designated as CST180 and CST120; fishing boat/vessel fuel #1 fuel (for engines with 2,000 rpm capacity), #2 fuel (for engines with 1,800 rpm capacity), #3 fuel (for engines with 1600 rpm capacity) and #4 fuel (for engines with 1400 rpm capacity). We also blend fuel to specific customer specifications using our proprietary blending technology. Our own blend of Marine Diesel Oil, #1, #2, #3 fuel oil and #4 fuel oil are able to replace the traditional diesel oil, commonly known as #0 diesel oil, used by most small to medium vessels and boats. Currently, we sell approximately 88% of our products through distributors and approximately 12% of our products to retail customers. Fuel is classified into 6 classes, numbered 1 through 6, each according to its boiling point, composition and purpose. The boiling point, in the range of 175 − 600°C, and carbon chain length, in the range of 20 − 70 atoms, of the fuel increases with fuel number, i.e. the higher the class number, the higher the boiling point and the carbon chain length as well as oil’s viscosity. Price of oil, on the other hand, usually decreases as the fuel number increases since higher number fuel must be heated to overcome its viscosity.

The following table represents the description of our sales organized by product and geographical markets for the periods 2011-2013:

	2013		2012		2011
	Tons	%	Tons	%	Tons	%
	(in thousands)		(in thousands)		(in thousands)
Products
1#	127.4	23.8%	21.99	7.42%	32.10	10.74%
2#	37.7	10.5%	28.81	9.71%	35.33	11.82%
3#	32.2	9.4%	43.76	14.76%	35.55	11.89%
4#	125.2	37.5%	185.19	62.45%	152.64	51.05%
180CST	53.6	15.9%	12.03	4.06%	23.53	7.87%
120CST	11.0	2.9%	4.78	1.61%	19.84	6.64%
	387.37		296.56		298.99
Areas
Dalian	128.8	37.2%	272.51	91.89%	166.37	55.64%
Shandong	44.7	13.1%	14.43	4.87%	86.73	29.01%
Shanghai	202.2	46.0%	4.56	1.54%	21.74	7.27%
Zhejiang	11.6	3.7%	5.06	1.71%	24.17	8.08%

Our Competitive Strengths

Our business objective is to become the premium ‘‘one-stop’’ marine service provider for cargo, fishing and other vessels in China through our integrated distribution networks. We believe that our business model offers competitive advantages over our current market competition through:

•	Product Superiority and Price Competitiveness - our blended marine fuel is price competitive as compared with various brands of diesel oil available in the local PRC market. In 2013, we re-assessed our business goals and started to diversify our purchase channels, such as import the fuel oil from overseas market to lower the costs. In fact, based on 2013 price data, our blended fuel (#4), while maintaining the same fuel efficiency, is, on average, US$20 per ton cheaper than the leading diesel fuel brand.

•	Brand Recognition - our consistent and superior product quality over the years has resulted in our dominance in the fishing boat and vessel market in the provinces where we maintain our operations. Through our VIE entities, we are the largest privately owned company engaged in marine fuel industry in northern China. We intend to take advantage of our brand to increase our customer base and to leverage our brand and build an integrated distribution system for our range of related oil products and services. We believe our strong branding has allowed us to develop a broad base of end-user customers, expand our sales channels and facilitate more rapid acceptance of our new products.

•	Reliability of Our Supplies of Raw Materials - We have stable and reliable raw material suppliers for our production. Our relationships with upstream suppliers enables us to be a low cost producer. We have a long-standing relationship with China Petroleum which provided almost 25% of all raw materials we required for 2013. For the year ended December 31, 2013, other major suppliers are Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd and Liaoyang Petroleum Fiber Company Yifang Industrial Co., Ltd., which provide us 11.1% and 10.4% of our raw materials. Together with other suppliers, including Dalian Mingyuan Petrochemical Co., Ltd., Dalian Jingtian Shipping Service Co., Ltd., and Shanghai Longyu, etc., providing the remaining of our need for raw materials. In second half of 2013, we also started to import fuel oil from overseas market, such as from the Middle East and Russia. We will continue to explore new suppliers to reduce supply risk as needed.

•	Extensive Sales and Distribution Network - Our distribution consists of approximately distributors throughout China in six provinces, we believe our distribution network is one of the largest among marine fuel suppliers in China. We are acquiring and building new facilities, which consist of blending plants, storage tanks, and fueling ports, close to some of our end customers or to a particular market in order to improve our product distribution capacity. We focus on timely delivery and good customer service. In addition our storage facilities are located close to our customers, enabling us to sell directly to them resulting in lower logistics costs. It also allows us to provide better after sales service and to maintain a close relationship with our key distributors through regular meetings, discussions and customer visits. Among our distributors, in 2013, Shanghai Lonyer Fuels Co., Ltd and Dalian Ocean Fishery Group of Corporations represent 16% and 4.8% of our sales, respectively.

•	Innovation and R&D capabilities - We strive to identify market trends and developments in the marine fuel industry and use our blending technology to produce quality oils to satisfy the market demand. We operate several dedicated research and development facilities with 49 professionals and collaborate with universities and institutes, including Dalian University of Technology and Shandong Petrol University. We believe our investment in research and development has enabled us to continuously expand our product offerings and proactively anticipate market changes in our industry. Those R&D efforts continued in 2013.

•	Stringent Quality Control - We have stringent quality control systems at all stages of the blending process. Our periodic quality tests of our blended products are conducted by the team of trained scientific personnel which represent the area’s leading technical institutes and universities. We test the consistency and quality of our blended products and adjust the various components on an ‘‘as needed’’ basis. In addition, the quality of our testing process is periodically and independently verified by the governmental agencies in charge of overseeing quality and safety standards of the oil products supplied in the marketplace.

•	Strong Management Team - We have key management staff that has extensive experience and technical skills in oil processing, refining and blending technology.

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

13

•

Terminate Certain Subsidiaries with unsatisfactory Operating Performance – Since we moved the headquarters from Shanghai back to Dalian in late 2012, we have been undergoing an internal re-organization which, away other things, included discontinuing several subsidiaries as a result of unsatisfactory operating performance. On January 7, 2013, the Company filed application with local government authority to terminate the operation of its subsidiary, Shandong Shengfu. The application was approved by local government on March 7, 2013. In addition, pursuant to a Board Resolution of Tianjin Hailong dated on January 18, 2013, Dalian Fusheng transferred its 51.952% ownership interest in Tianjin Hailong to Tianjin Hailong's two individual shareholders Mr. Niu Jinfu and Mr.Zhao Guohua for RMB 5.46 million (about $0.86 million).After such transfer, Tianjin Hailong’s operations will not be consolidated. The formal sale agreement has not been completed as of December 31, 2013. As of December 31, 2013, Tianjin Hailong’s total assets was $2.4 million, accounting for only 0.8% of the Company’s consolidated total assets; and total liabilities was approximately $1.9 million, accounting for only 0.8% of the Company’s consolidated total liabilities. There was no revenue and net income reported for the year ended December 31, 2013. The assets were not reported as discontinued operations due to immateriality. In 2014, we plan to terminate additional subsidiaries, such as Wujiang Xinlang and Mashan Xingyuan, among possible others.

•	Pursue Selective Strategic Acquisitions - While we have experienced substantial organic growth, we plan to pursue a disciplined and targeted acquisition strategy to accelerate our growth. Our strategy will focus on obtaining complementary product offerings and locations, product line extensions, research and development capabilities and access to new markets and customers. We seek vertical growth through the acquisition of retail facilities which increase revenue line by having these newly acquired facilities to purchase more goods from parent and enjoying the profit margin on wholesale and retail distribution. Our acquisitions have historically enabled us to increase our product and service offerings and expand into other geographies. We may continue to acquire companies that provide us with storage capacities, customer and distribution network access. We expect that our acquisition targets will have the same core expertise as we do, maintain suitable storage facilities/berth locations, an established customer base to market our existing line of products and services. We anticipate that this strategy will enhance our time to market and our customer base, and will reduce local market entry risk. We intend to target profitable companies with proper location and currently under poor operation and management. After our acquisition, we will utilize our strength, operation and low cost product to occupy the market.

•	Increase Our Market Share in China - We plan to continue to expand our market share of the industry in China. To do so, we are developing additional advanced products across our comprehensive product lines, which will further create cross-selling opportunities and production and marketing synergies. We also intend to increase our marketing activities and are actively seeking to increase the number of distributors carrying our products, specifically new distributors that will provide us with greater access to a wider range of end-user customers.

•	Expand Our Blending Capacity and Increase In-house Production - We currently plan to build new manufacturing and blending facilities and production lines to produce new brands of marine fuel products. In December 31, 2013, we started to construct a new chemical and fuel oil blending project in Lianyungang city after we obtained a land use right in October 2013. Total estimated contract price for this new project is approximately $41 million (or RMB 250 million). We prepaid $16 million (equivalent to RMB 100 million) to the general contracting firm in charge of building the facility to start the project in December 2013. We also plan to improve and upgrade our existing manufacturing facilities and production lines to enhance our quality control and to meet increasing demand for our current products. With the increased manufacturing capacity, we also expect to bring additional production steps in-house and increase the in-house manufacturing of certain core components to further improve our cost structure, the protection of our intellectual property, the quality and performance of our products and our operational efficiencies.

Sales & Marketing

Our main customers are located in Liaoning, Shandong, Jiangsu, Shanghai Guangdong and Zhejiang Provinces. Currently, we have 100 full-time sales and marketing personnel responsible for promoting our products and services to our customers and distributors. We maintain close relationships with our key customers through regular meetings and discussions to keep them updated on the variety of products and services we offer. In addition, we maintain strong relationships in our local communities and government for favorable business expansion in each individual geographical area. Our sales and marketing approach varies depending on the peculiarities of a particular market.

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

In fiscal year 2013, our purchases from our largest supplier PetroChina Dalian Petrochemical Company accounted for about 25.1% of our total purchases. In fiscal 2013 and 2012, purchases from Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd, accounted for 11.1% and 19.46%, respectively, of our total purchases of raw materials. For the same periods, our ten largest suppliers combined accounted for 65.8% and 71%, respectively, of our total purchases of raw materials. The raw materials required for our products are low value crude oil refinement byproducts which conventionally are disposed of by the major oil producing and refining companies. We negotiate prices for our raw material supplies on a monthly basis to accommodate for our short-term production requirements.

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

Quality Control

We have implemented a rigid quality control system and devote significant attention to quality control procedures at every stage of our process. We monitor our manufacturing process closely and conduct performance and reliability testing to ensure our products meet our end-user customer expectations. Our quality control group as of December 31, 2013 included 5 employees that implement various management systems to improve product quality programs. We inspect our raw materials to ensure compliance with quality standards. We also evaluate the quality and delivery performance of each supplier periodically and adjust quantity allocations accordingly. We also monitor in-process and outgoing stages of our processes.

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

Research & Development

As of December 31, 2013, we had 49 professionals in our research and development group. Our research and development activities are based in our research and development center located in the City of Dalian and Zibo City, Shandong Province, where we maintain 4 laboratories, including one at the Dalian University of Technology. Each of our laboratories is staffed with several support personnel and is headed by an experienced member of the faculty with whom we enter into contractual arrangements to provide research and development services to the Company. We own all rights, title and interest in any proprietary information resulting from the research work at our R & D facilities. In addition to improving our existing product offerings, our research and development efforts focus on the development of new products, as well as the development of new production methodologies to improve our manufacturing processes.

Competition

The market for oil for small and medium size vessels, i.e. less than 3,000 tons, is very fragmented with no discernible market leader. We estimate the total value of this market to be approximately US$7.8 billion as of December 31, 2013. It is characterized by intense price competition, uneven product and service quality and is dominated by many small fuel trading companies. Most of these trading companies do not have stable supply sources or a strong working capital to withstand market risk, which may lead to chronic shortages of oil in the market. Boat and vessel operators are at high risk when oil merchants market them poor quality oil or counterfeit products that have insufficient energy efficiency or cause damage to engines. Therefore, our experience and market research have consistently shown that boat and vessel operators are willing to pay a premium for consistent quality products and services. High barriers of entry for new entrants into this industry include heavy regulatory hurdles, scarcity of suitable operation and storage sites, capital intensity and skilled management. Most of the operational, business and other activities in the storage, refining and producing industries are heavily regulated and require layers of governmental consents and approvals. In addition, storage hubs must be located on sufficiently large sites in strategic locations with close proximity to industrial ports and harbors with deep water access. Most of the infrastructure requires significant upfront capital expenditures. Thus, we believe all of the foregoing factors fortify our competitive positions in the industry.

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

Insurance

The insurance industry in China is still at an early state of its development. Insurance companies in China offer limited business insurance products or offer them at a high price. Business interruption or similar types of insurance are not customary in China. We currently maintain insurance coverage with China People’s Insurance Company Limited of China, which, as of December 31, 2013, was approximately RMB14.3 million (US$2.33 million) on our property and facilities and approximately RMB36.5 million (US$5.9 million) on our inventory. We do not carry any third party liability insurance to cover claims in respect of personal injury, property or environmental damage arising from accidents on our property or relating to our operations other than on our transportation vehicles. We have not had a third party liability claim filed against us during the last five years.

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

Employees

As of December 31, 2013, we had 189 employees, 9 of which are engaged in management, 31 of which are engaged in administration and related areas, 49 of which are engaged in research and development activities, and the remaining 100 (primarily sales and marketing personnel) are engaged in operations at various local sites throughout the east of China. None of our employees are represented by a labor union or collective bargaining agreements. We consider our employee relations to be good.

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

Our historical sales to significant customers have been concentrated

For the year ended December 31, 2013, one customer accounted for approximately 16% of our total revenues. For the fiscal year ended December 31, 2012, two customers accounted for approximately 33.08% and 10.53% of our total revenues. No other customer contributed greater than 10% of the revenues.

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

Some of our major products are subject to government price controls, and we are not able to pass on all cost increases from rising crude oil prices through higher product prices

We require large amounts of crude oil to manufacture our products. Our ability to pass on increased crude oil costs to our customers is dependent on market conditions and government regulations, particularly government regulation with respect to the price of certain of our fuel products. In particular, gasoline, diesel and jet fuel, and liquefied petroleum gas are subject to government price controls. In 2013 and 2012, no sales were from such products subject to price control. Although the Chinese government has adopted a new pricing mechanism for domestic refined oil products that indirectly links the prices of these products to international crude oil prices, such pricing mechanism is still nontransparent. Moreover, the Chinese government controls the distribution of many petroleum products in China. For instance, some of our petroleum products are required to be sold to designated distributors (such as the subsidiaries of China Petroleum & Chemical Corporation). Because we cannot freely sell our fuel products to take advantage of opportunities for higher prices and because the formula for the new pricing mechanism set by the Chinese government is not transparent, in periods of high crude oil prices, we may not be able to fully cover increases in crude oil prices by increases in the sale prices of our products, which has had and will continue to have a material adverse effect on our financial condition, results of operations and cash flows.

Our development plans have significant capital expenditure and financing requirements, which are subject to a number of risks and uncertainties

The petrochemical business is a capital intensive business. Our ability to maintain and increase our revenues, net income and cash flows depends upon continued capital spending. Our current business strategy contemplates capital expenditures for 2014 of approximately RMB 150 million (US$24.6 million), which will be provided through financing activities, and use of our own capital. Our actual capital expenditures may vary significantly from these planned amounts due to our ability to generate sufficient cash flows from operations, investments and other factors that may be beyond our control. In addition, there can be no assurance as to whether, or at what cost, our capital projects will be completed or the success of these projects if completed. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including:

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

Failure to attract and retain highly qualified personnel could have a material negative impact on our business

Implementation of our business strategy is predominantly dependent on the efforts of Mr. Wang Hao, our Chairman and Chief Executive Officer. If we were to lose his services, our business and operations would be severely affected. Competition for highly qualified personnel is intense, and we have very limited resources. The loss of any executive officer or key employee or the failure to attract and retain other skilled employees could have a material adverse impact upon our business, operations or financial condition.

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

We rely on few significant providers for our raw material supplies

Currently, we purchase most of our raw materials from Chinese suppliers. In fiscal year 2013, our purchases from our largest supplier PetroChina Dalian Petrochemical Company accounted for about 25.1% of our total purchases. In addition, our operating company, Fusheng and Xingyuan, maintain a contractual relationship with Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd. (“Panjin”) for purchases of wax fuel oil, which we commenced in October 2005, provided 11.1% and 19.46% of our purchase of raw materials for years ended December 31, 2013 and 2012, respectively. Another major supplier for the year 2013 is Liaoyang Petroleum Fiber Company Yifang Industrial Co., Ltd. which provided 10.4% of raw materials as we need this year. Our ten largest suppliers combined accounted for 65.8% and 71% of our total purchase for the year ended December 31, 2013 and 2012, respectively. If our supply arrangements are disrupted or terminated, our business operations would suffer. Economic conditions and growth trends in our industry could materially and adversely affect our ability to maintain an adequate supply of raw materials necessary to maintain our operations.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports. As of December 31, 2013, our certifying officers concluded that our disclosure controls and procedures were not effective. We have been and continue to undertake a number of stages to address these issues. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls also could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risks Related to our Corporate Structure and Doing Business in China

The laws of the PRC may adversely affect the rights of shareholders and their ability to prosecute claims against us, our officers and our directors, and may expose our Company to substantial litigation risk

Shareholders generally have the right under the applicable law of the state of Delaware to inspect certain books and records of the Company. There are laws governing business secrets and state secrets in the PRC that may significantly limit the scope and nature of those books and records that might be available to shareholders, and may impede the ability of our shareholders to investigate or to prosecute claims against our Company, our officers and our directors. Those same laws may also preclude us from producing information required to be produced by us pursuant to subpoena, court order or other legal process, which could in turn expose us to financial and equitable sanctions, and even to the entry of default judgments. Violation of the PRC secrecy laws can result in fines, revocation of business licenses and imprisonment. The laws of the PRC also protect the files of independent auditing firms and intermediaries involved in the securities offering diligence process from producing or delivering their records to a foreign country (such as the United States), or to an agency, instrumentality or court of a foreign country. These laws could also substantially impair our shareholders abilities to investigate and prosecute claims against our Company, our officers and our directors.

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

Under the terms of the Circular No. 698, recently promulgated by the PRC State Administration of Taxation, a future sale or transfer of Goodwill Rich’s securities may subject us to tax liability and filing requirements in the PRC

On December 11, 2009, the PRC State Administration of Taxation (“SAT”) issued Circular No. 698 (the “Circular”), entitled Notice on Strengthening the Management of Enterprise Income Tax Collection of Proceeds from Equity Transfers by Non-resident Enterprises, indicating SAT’s intention to target off-shore transactions involving the indirect transfer of Chinese enterprises. Under the Circular, a sale of securities of an offshore entity may give rise to a tax liability in the PRC for the Chinese resident proposing the sale if SAT were to treat the transaction as a transfer of a PRC resident enterprise by a non-resident enterprise and that such offshore entity had no reasonable business purpose. Although the Circular does not contain any guidance on the precise meaning of the term “reasonable business purpose,” Article 120 of the Implementing Regulations of the Enterprise Income Tax Law defines the expression “not having a reasonable business purpose” as an activity for the purpose of reducing, avoiding or deferring the payment of taxes. If we were to transfer all or some of our securities holdings in Goodwill Rich and the SAT were to determine that Goodwill Rich had no reasonable business purpose, the PRC tax authorities, on approval of the SAT, may re-characterize the transaction, causing the existence of Goodwill Rich to be ignored, thus, treating the proposed transfer as a transfer by us of our wholly-owned onshore subsidiary, Dalian Fusheng. In such a circumstance, we would be required to make certain disclosures and tax filings with the appropriate Chinese tax authorities within seven days commencing from the agreed date of the share transfer, or from the date when we actually received the purchase price paid prior to the agreed transfer date. In addition to the tax liability, we may be required to provide SAT with various information, including documentation with respect to the relationship between us and Goodwill Rich, the business purpose of Goodwill Rich, and financial information of Goodwill Rich and our Company.

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

We may be subject to fines and legal sanctions imposed by SAFE or other Chinese government authorities if we or our Chinese employees fail to comply with recent Chinese regulations relating to employee share options or shares granted by offshore special purpose companies or offshore listed companies to Chinese citizens

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by the PRC State Administration of Foreign Exchange, or “SAFE,” on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with PRC citizens’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese citizens who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. We and our Chinese employees who may be granted share options or shares will be subject to the Stock Option Rule when we become an offshore listed company. If we or our Chinese employees fail to comply with these regulations, we or our Chinese employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

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

Our corporate structure together with applicable law impede shareholders from asserting claims against the Company and its principles

All of our operations and records, and most of our senior management are located in the People’s Republic of China. Shareholders of companies such as ours have limited ability to assert and collect on claims in litigation against such companies and their principals. In addition our operations are located in VIEs, which are entities owned by third parties and not by the Company but which are controlled by the Company by virtue of contractual relationships. The VIE structure could further impede the ability of a person to prove a claim or collect on a judgment against the Company. Finally, China has very restrictive secrecy laws that prohibit the delivery of many of the financial records maintained by a business located in China to third parties absent Chinese government approval. Since discovery is an important part of proving a claim in litigation, and since most if not all of the Company’s records are in China, Chinese secrecy laws could frustrate efforts to prove a claim against the Company or its management.

In order to commence litigation in the United States against an individual such as an officer or director, that individual must be served. While directors and officers of a Delaware corporation such as ours may be easily served for purposes of a suit against them in Delaware for breach of fiduciary duty and there are means of serving individuals who reside outside the United States in other litigation, generally service requires the cooperation of the country in which a defendant resides. China has a history of failing to cooperate in efforts to effect such service upon Chinese citizens in China.

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

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.’’ It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of who are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

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

Risks Related to the Common Stock

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers with business operations based in the PRC and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports. While we intend to strongly defend our public filings against any such short seller attacks, often times we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

The market price for our securities may be subject to wide fluctuations

The securities of a number of Chinese companies and companies with substantial operations in China have experienced wide fluctuations in their stock price. Among the factors that could affect the price of our common stock are risk factors described in this section and other factors, including:

•	announcements of competitive developments, by our competitors;
•	regulatory developments of our industry affecting us, our customers or our competitors;
•	actual or anticipated fluctuations in our quarterly operating results;
•	failure of our quarterly financial and operating results to meet market expectations or failure to meet our previously announced guidance, if any;
•	changes in financial estimates by securities research analysts;
•	changes in the economic performance or market valuations of our competitors;
•	additions or departures of our executive officers and other key personnel;
•	announcements regarding litigation (or potential litigation) involving us or any of our directors and officers; and
•	fluctuations in the exchange rates between the U.S. dollar and the Renminbi.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular industries or companies. These market fluctuations may also have a material adverse effect on the market price of our securities.

We may need additional capital and may sell additional securities or other equity securities or incur indebtedness, which could result in additional dilution to our shareholders or increase our debt service obligations.

We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our cash resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or equity-linked debt securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Substantial future sales of our securities in the public market, or the perception that these sales could occur, could cause the price of our securities to decline.

Additional sales of our securities in the public market or the perception that these sales could occur, could cause the market price of our securities to decline. We may grant or sell additional options, restricted shares or other share-based awards in the future under our share incentive plan to our management, employees and other persons, the settlement and sale of which may further dilute our shares and drive down the price of our securities.

If NASDAQ were to delist our securities from trading on its exchange, such action could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock is currently listed on the NASDAQ Capital Market. We cannot assure you that our securities will meet the continued listing requirements be listed on NASDAQ in the future. If NASDAQ delists our common stock from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If our shares of common stock become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If our common stock were removed from listing with the NASDAQ Capital Market, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

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

Our production, blending and storage facilities are located at China National Petroleum Corporation’s Dalian Branch in Liaoning Province, Dalian Ganjinzi District Shanzhong Street and Panjin Liaohe Petroleum Corporation’s Panjin branch also in Liaoning Province Panjin Xinglongtai District Gong Street. Our leased facilities, in the aggregate, represent approximately 22,100 cubic meters of storage facilities, and approximately 460,000 tons of berth facilities as set forth in the following list of our leased facilities in various geographical locations as of December 31, 2013:

Type of Leased Facility	Capacity	Monthly Rent	# of Units	Location
Oil Blending & Storage Tanks	2,400c/m	$18,300	1	Liaoning-Panjin
Oil Blending & Storage Tanks	2,700c/m	$18,300	1	Liaoning-Panjin
Berth Facilities	2,500 tons	$18,300	4	Liaoning-Panjin
Oil Blending & Storage Tanks	5,000c/m	$31,400	4	Shandong-Rongcheng

Our owned facilities, in the aggregate, represent approximately 23,800 cubic meters of storage facilities, and approximately 1,500 tons of berth facilities as set forth in the following list of our leased facilities in various geographical locations as of December 31, 2013:

Type of Owned Facility	Capacity	#of Units	Location
Storage Tank	1,500c/m	4	Shandong-Rongcheng
Oil Blending & Storage Tanks	1,000c/m	3	Shandong-Rongcheng
Oil Blending & Storage Tanks	500c/m	3	Shandong-Rongcheng
Oi lBlending & Storage Tank	2,000c/m	4	Liaoning-Donggang
Berth Facilities	500tons	5	Liaoning-Donggang
Oil Blending & Storage Tanks	2,000c/m	1	Zhejiang-Shipu
Oil Blending & Storage Tanks	1,000c/m	2	Zhejiang-Shipu
Oil Blending & Storage Tanks	600c/m	3	Zhejiang-Shipu
Berth Facilities	1,000tons	1	Zhejiang-Shipu
Storage Tank	3,000c/m	4	Jiangsu-Suzhou
Storage Tank	1,200c/m	2	Jiangsu-Suzhou
Storage Tank	600c/m	2	Jiangsu-Suzhou
Storage Tank	1,500c/m	3	Liaoning-Panjin
Storage Tank	200c/m	7	Liaoning-Panjin
Storage Tank	2,000c/m	7	Shandong-Zibo
Storage Tank	2,500c/m	4	Shandong-Rongcheng

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

Market Information

Following the completion of the initial public offering of the Company’s securities in January 2010, shares of the Company’s common stock commenced public trading on the Nasdaq Global Market on January 26, 2010 under the trading symbol “AMCF”. The market for our common stock is limited and volatile. Continental Stock Transfer and Trust Company is the transfer agent and registrar for our common stock. Set forth below are the high and low closing sale prices for the common stock for each quarter from 2010 since our securities commenced trading on the Nasdaq Global Market. Currently, our shares of common stock are trading on the Nasdaq Capital Market. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2013	$2.04	$0.98
September 30, 2013	2.14	0.51
June 30, 2013	0.88	0.48
March 31, 2013	0.89	0.50

December 31, 2012	$1.16	$0.50
September 30, 2012	2.23	1.12
June 30, 2012	3.06	1.78
March 31, 2012	3.62	3.06

On March 18, 2014, the closing price of the Company’s common stock was $1.9 per share.

Holders

We had approximately 21 holders of record as of March 24, 2014.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities of the Company during the fiscal ended December 31, 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2013 fiscal year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of the Company’s equity securities in the fourth quarter of the fiscal year 2013.

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

We carry out all of our business through our Hong Kong subsidiary, Goodwill, its wholly-owned Chinese subsidiary, Fusheng, and Fusheng’s variable interest entity (VIE), Xingyuan, and Xingyuan’s subsidiaries (Xingyuan and its subsidiaries being collectively referred to as the VIE entities). A VIE is an entity under ASC 810, “Consolidation”, where equity investors do not have the characteristics of a controlling financial interest (see Note 1 of Notes to Consolidated Financial Statements). Through Xingyuan, we are a leading marine fuel supplier along the coast of east China. Our products include cargo vessel fuel classified as CST180 and CST120, fishing boat fuel classified as#1, #2, #3 and #4, which are close substitutes for diesel used throughout the region’s fishing industry. We produce, store, distribute and trade the blended marine fuel oil for cargo and fishing vessels. Backed by core facilities, including storage tanks, tankers and berths, our sales network covers major depots along the towns of Dandong, Shidao, Shanghai and Shipu, which are famous for their fishing tradition and industry.

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

In March 2009, Goodwill Rich established a subsidiary company in Dalian, PRC named Dalian Fusheng Consulting Company (“Fusheng”). Fusheng has serveral 100% controlled subsidiaries including Dalian Xifa Petrochemical Company, Ltd.(“Dalian Xifa”), Shandong Xifa Prochemical Company, Ltd. (“Shandong Xifa”), Shenzhen Shengfu Petrochemical Company, Ltd.( “Shenzhen Shengfu”). In July 2010, Fusheng acquired a 52% ownership of Hailong Petrochemical Company (“Hailong”). In December 2011, Fusheng acquired a 61% equity interest in Suzhou Fusheng Petrochemical Company (“Suzhou Fusheng”) for RMB 12.2 million (approximately $1.93 million). Suzhou Fusheng owns storage tanks and land use rights to develop a riverside fuel oil pump station in Suzhou Wujiang City, Jiangsu Province. In December 2011, Fusheng acquired a 100% equity interest in Rongcheng Zhuoda Trading Co (“Zhuoda”) for RMB 13 million (approximately US$ 2 million). Zhuoda owns storage tanks with a capacity of 13,000 cubic meters in Rongcheng City, Shandong Province. In December 2011, Fusheng’s subsidiary Dalian Xifa Petrol Company acquired a 90% equity interest in Wujiang Xinlang Petrochemical Company (“Xinglang”) for RMB 2.36 million (approximately US$ 370,000). Xinglang owns land use rights to develop a riverside fuel oil pump station in Wujiang City, Jiangsu Province. On April 27, 2013, Dalian Fusheng formed a new subsidiary Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”) in the city of Lianyungang under the laws of the PRC with initial registered capital of $4.69 million (RMB 29,000,000). Based upon the Board Resolutions, Dalian Fusheng increased the registered and paid in capital of Lianyungang Fusheng to RMB 53.68 million on November 1, 2013 and then increased to RMB 153.68 million on December 27, 2013.

Xingyuan was established in September 2001 with an initial registered capital of RMB 30.01 million (approximate to USD 4.8 million). Its registered capital was increased to RMB 60.05 million (or USD 9.5 million) in 2008. Xingyuan originally held 100% ownership of Donggang Xingyuan Marine Fuel Company (“Donggang Xingyuan”), a company incorporated in Dalian, PRC, in April, 2008. In addition, in December 2008, Xingyuan acquired 90% ownership of Rongcheng Xinfa Petroleum Company (“Xinfa”) and 63% ownership of Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”). During 2011, the Company entered into a corporate reorganization, in which Xingyuan transferred its 90% ownership in Xinfa and 52% ownership in Mashan to Dalian Xifa Petrol Company, and transferred its 100% ownership in Donggang Xingyuan to Fusheng. The reorganization was accounted for at book value, as they were transactions between entities under common control. On April 27, 2013, Dalian Xingyuan formed a new subsidiary Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”) in the city of Lianyungang under the laws of the PRC with registered capital of $3.4 million (RMB 21,000,000). During the third quarter of 2013, Dalian Xingyuan acquired 37% capital shares from Xiangshan Nanlian’s minority shareholder Mr. Chen Wenwei for a cash consideration of RMB 11.2 million. Xiangshan Nanlian completed the registration change with local State Administration of Industry and Commerce (the “SAIC”) on July 29, 2013 to reflect the share structure change. After the acquisition, Xiangshan Nanlian became the 100% controlled subsidiary of Dalian Xingyuan. The acquisition was treated as a related party transaction because formal minority shareholder Mr. Chen Weiwen still serves as the legal representative of Xiangshan Nanlian after the acquisition.

On December 31, 2013, Dalian Fusheng, Dalian Xingyuan and Dalian Xifa jointly formed a new subsidiary Xinniu Development Co., Ltd. (“Xinniu”) in the city of Dalian under the laws of the PRC with registered capital of $32.7 million (RMB 200 million), among which $16.4 million has been paid to local State Administration for Industry & Commerce (“SAIC”) for registration purposes as of December 31, 2013. See Note 20 “Subsequent Events” for more details.

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

Facility Expansion

In April 2011, we commenced the construction of Tengda wharf and storage tanks located in Rongcheng City, Shandong Province. The Tengda projects will expand the existing wharf and storage tanks. The capital expenditure for expanding the wharf and tank storage is estimated to be RMB 46 million (US$7.36 million). The construction of Tengda wharf has been completed in 2013 after it passed the inspection conducted by local the government agencies.

In July 2011, we commenced the constructions of new blending facilities in Xinfa in Rongcheng City, Shandong province, which is designed to improve our production capabilities in blending with 20,000 cm tanks on site. The capital expenditure is estimated to be RMB 25 million (US$ 3.97 million). The construction of the blending facilities in Xinfa has also been completed in 2013 after it passed the inspection conducted by local the government agencies.

In September, 2011, Our subsidiary Suzhou Fusheng entered into a 10 year oil storage tank lease agreement with third-party Wujiang Coal & Oil Company Limited, to lease the use right for 14 oil tanks with total volume of 16,000 cubic meters, with annual lease price of RMB 1.685 million (or total lease price of RMB 16.85 million for 10 years).

On January 7, 2013, our subsidiary Lianyungang Fusheng entered into a cooperative agreement with local government Jiangsu Guanyun County Lingang Industrial Park Management Committee, and agreed to invest about RMB 2 Billion (about USD 327.3 million) in Lingang Industrial Park to start a chemical material manufacturing project. On October 18, 2013, we obtained Certificate of Land Use Right for the first batch of land totaling 1.6 million square meters at a cost of RMB 53.3 million. In December 2013, we have prepaid approximately RMB 100 million to constructor to start the chemical and fuel oil blending project, which is expected to be completed by early 2015.

Facility Acquisitions

We continue to strategically identify, research, and where appropriate, acquiring entities with desired facilities in various areas that fit into Andatee’s strategic growth plans.

In May 2010, we acquired a 52% equity interest in Mashan Xingyuan Marine Fuel Company (“Mashan”). In July 2010, we acquired a 52% ownership of Hailong Petrochemical Company (“Hailong”).

In December 2011, we acquired a 90% equity interest in Wujiang Xinlang Petrochemical Company (“Xinglang”) for RMB 2.36 million (approximately US$ 370,000). Xinglang owns land use rights to develop a riverside fuel oil pump station in Wujiang City, Jiangsu Province.

In December 2011, we acquired a 61% equity interest in Suzhou Fusheng Petrochemical Company (“Suzhou Fusheng”) for RMB 12.2 million (approximately $1.93 million). Suzhou Fusheng owns storage tanks and land use rights to develop a riverside fuel oil pump station in Suzhou Wujiang City, Jiangsu Province.

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

On April 27, 2013, Dalian Fusheng formed a new subsidiary Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”) in the city of Lianyungang under the laws of the PRC with initial registered capital of $4.69 million (RMB 29,000,000). Based upon the Board Resolutions, Dalian Fusheng increased the registered and paid in capital of Lianyungang Fusheng to RMB 53.68 million on November 1, 2013 and then increased to RMB 153.68 million on December 27, 2013.

On April 27, 2013, Dalian Xingyuan formed a new subsidiary Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”) in the city of Lianyungang under the laws of the PRC with registered capital of $3.4 million (RMB 21,000,000). During the third quarter of 2013, Dalian Xingyuan acquired 37% capital shares from XiangshanNanlian’s minority shareholder Mr. Chen Wenwei for a cash consideration of RMB 11.2 million. XiangshanNanlian completed the registration change with local State Administration of Industry and Commerce (the “SAIC”) on July 29, 2013 to reflect the share structure change. After the acquisition, XiangshanNanlian became the 100% controlled subsidiary of Dalian Xingyuan. The acquisition was treated as a related party transaction because formal minority shareholder Mr. Chen Weiwen still serves as the legal representative of XiangshanNanlian after the acquisition.

On December 31, 2013, Dalian Fusheng, Dalian Xingyuan and Dalian Xifa jointly formed a new subsidiary Xinniu Development Co., Ltd. (“Xinniu”) in the city of Dalian under the laws of the PRC with registered capital of $32.8 million (RMB 200 million), among which $16.4 million has been paid to local State Administration for Industry & Commerce (“SAIC”) for registration purposes as of December 31, 2013. Subsequently on January 22, 2014, Xinniu Development completed its registration and obtained the business license from local SAIC.

The acquisitions are consistent with Andatee’s strategy of expanding its geographic base and increasing market share along China’s rivers and coastal line.

Supply Agreements

We have established strong ties with our upstream suppliers. Our top 5 raw material suppliers are either state-owned enterprises or supported by state-owned enterprises, from which we received in excess of 71% of our total raw supplies purchases in 2012 and in excess of 56% of our total raw materials purchased in 2013. We also benefit from these relationships by being able to lease advanced facilities from our suppliers, which reduces our transportation costs and time and expedites deliveries of raw materials and, thus, improves customer service.

In September 2010, the Company executed 10-year agreements to supply marine fuel to Haiyu Fishery Limited Corporation (“Haiyu”) and Jinghai Group (“Jinghai”). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province. Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area.The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.04 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the year ended December 31, 2013 and 2012, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

Operational Initiatives in 2013

In 2013, we undertook the following steps designed to reduce the overall production and transportation costs:

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

In 2013, our overall strategy has been to (i) increase our share of retail sales since such sales had shown to be less price-sensitive than our sales to the distributors, (ii) acquire our own retail facilities to reduce the risk of opportunistic negotiations from our retail customers during periods of volatile oil prices, (iii) build retail points in strategic locations (often close to other, recently acquired locations) to capture a majority of active local markets and (iv) add more products to our current product line to further satisfy customers’ diversifying demands .

As the result of expansion of our distribution network and contribution from new products put into markets during 2013, our revenues for 2013 have increased by 19.4% to $ 273.3 million as the result of increasing quantity sold and increasing sales price on certain key products. However, due to increased cost of revenue affected by global crude oil purchase price fluctuation, our gross margin decreased from 6.2% in 2012 to 5.9% in 2013.

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

Results of operations for the year ended December 31, 2013 and 2012

Revenue

For the year ended December 31, 2013, our revenue increased by $44.45 million, or 19.42%, from $228.8 million in 2012 to $273.3 million in 2013. The increase in revenue was affected by the following factors:

•	Increased quantity sold from 296,561 tons in 2012 to 387,369 tons in 2013, primarily driven by increased sales demand for the Company’s #1 and #4 blended fuel oils which have a relatively competitive market price targeting broad range of fishing boat customers.

•	In addition, we expanded our market coverage to more extended geographic areas, such as Shanghai, Zhejiang Province, which helped us to attract additional new customers. The increase in number of customers, also contributed to the increase in sales revenue in 2013 as compared to 2012. Total number of customers of increased about 15% from 169 customers in 2012 to 194 customers in 2013.

•	The average selling price for certain products increased in 2013, such as the average selling price of best-seller #4 fuel oil increased about 9.5% (from RMB 4,632 per ton in 2012 to RMB 5,072 per ton in 2013), average selling price for #3 fuel oil increased about 13.9% (from RMB 4,338 per ton in 2012 to RMB 4,943 per ton in 2013), and average selling price for marine fuels 120CST increased about 1.8% (from RMB 4,402 per ton in 2012 to RMB 4,480 per ton in 2013). The increase in selling price for these products led to the increase in sales revenue as well

•	On the other hand, certain factors (such as the general slow-down of the Chinese economy, seasonality impact on the fishing industry, as well as the global crude oil price fluctuation, etc.) also negatively impacted our sales trend.

For the year ended December 31, 2013, #1 marine fuel represented 23.8% of our sales, #2 marine fuel represented 10.5% of our sales, #3 marine fuel represented 9.4% of our sales, #4 marine fuel represented 37.5% of our sales, 180CST represented 2.9% of our sales and 120CST represented 15.9% of our sales.

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

Our cost of revenues increased by $42.6 million, or 19.86%, from $214.5 million for year ended December 31, 2012 to $257.1 million for the year ended December 31, 2013 primarily due to the following reasons:

•	Cost of revenue increased primarily due to increased sales volume, plus more fuel oils were massively sold to wholesalers during 2013.

•	The Company’s weighted inventory costs was largely affected by global oil price fluctuation (In 2013, the global crude oil trading prices increased from $90 per barrel in late 2012 to about $111 in March 2013 and then dropped to about $106 per barrel in June 2013 and about $98 per barrel in August 2013 and then slightly climbed to $102 in December 2013), because the Company purchases the oil and fuel from upstream suppliers for blend and re-sale, its cost of sales was largely determined by the purchase costs incurred and then allocated to the product been sold.

•	Cost of sales The average cost per unit decreased from $723.4 per ton in 2012 to $663.8 per ton in 2013 affected by the Company’s efforts to import fuel oils from overseas market since second half of 2013, which enabled the Company to avoid incurring higher purchase costs from domestic suppliers only. The overall increase in cost of revenue was primarily affected by increased sales volume as discussed above.

Gross Margins

Our gross profit increased about $1.83 million or 12.8% primarily due to increased sales. However, GP% decreased from 6.2% in 2012 to only 5.9% in 2013.

The gross profit and gross profit margin was also affected by following factors, including:

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

The decrease in GP% was affected by product mix sales changes (normally 120CST and 180CST only have GP% of 1% to 2%, #1 and #2 fuel have GP% of 6% to 7%, and #3 and #4 has GP% of 3% to 5%) , because different product has different selling price, cost of sales and GP%. For the year ended 2013, about 37.5% sales were from relatively lower profit margin #4 fuel oil, and 15.9% sales were also from lower margin 180CST fuel oils. This led to lower gross profit margin in 2013 as compared to 2012. Furthermore, the Company sells its products through retail and wholesale, in which retail has higher profit margin because selling price is set higher and operating costs is relatively under the Company’s control; however, wholesale to distributors normally has lower profit margin, because the Company provided competitive price to wholesale distributors in order to stimulate sales volume. In 2013, 88% sales were to wholesalers (vs. 61% in 2012), and only 12% sales were to retailers (vs. 39% in 2012). As more sales were shifted to wholesale side, GP% decreased in 2013 as well. In summary, the increase in our gross profit margin but decrease in GP% for the year ended December 31, 2013 as compared to 2012 was primarily due to (i) increased costs of revenue which were mainly caused by increased sales volume, (ii) Changes in the sales of our product mix and (iii) competition in the market. As a result, our gross profit margin was lower than the level we normally would expect. With the completion of the Company’s distribution network setup in Shandong, Jiangsu and Zhejiang, we intend to increase our sales in these regions in the near future to improve our gross profit margin, and we expect to have a margin recovery as the new market gains sales momentum and recovery of macroeconomic conditions in the energy industry. Moreover, we are working on research and development of better formula for blended fuel products to decrease our costs to increase our gross profit margin.

Selling Expenses

Our selling expenses consist primarily of employee compensation and benefits for our sales and marketing staff, expenses for promotional and advertising activities and expenses for leasing the oil storage tanks.

Selling expenses decreased by $0.26 million, or 19%, from $1.34 million for the year ended December 31, 2012 to $1.08 million for the year ended December 31, 2013. This decrease is mainly due to reduced sales promotion expenses and oil storage tank and other facility lease expenses. As a percentage of revenues, selling expenses decreased from 0.6% for the year ended December 31, 2012 to 0.4% for 2013.

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

General and administrative expenses increased $1.60 million, or 28%, from $5.67 million for the year ended December 31, 2012 to $7.27 million for the year ended December 31, 2013. The increase was caused by an increase in the depreciation expense, increase in the bad debt reserves, increase in professional services fees and consulting fees. As a percentage of revenues, general and administrative expenses increased from 2.48% for the year ended December 31, 2012 to 2.66% for 2013.

We expected that our overall general and administrative expenses would increase in connection with our re-organizing our corporate structure, initiate the going private efforts and hire more experienced management personnel in the near future.

Impairment of Goodwill

During the year ended December 31, 2013, we recorded a goodwill impairment charge of $1,234,709 previously recognized in connection with the acquisitions of Xiangshan Nanlian and Rongcheng Xinfa. Such impairment was made after we estimated the fair value of each of these businesses and determined that the implied fair value was lower than the carrying value. Accordingly, we fully impaired goodwill by writing down goodwill of $679,771 for Xiangshan Nanlian and $554,938 for Rongcheng Xinfa.

Interest Expense

Interest expense decreased by $0.5 million, from $5.9 million for the year ended December 31, 2012 to $5.4 million for the year ended December 31, 2013.

The decrease in interest expense was due to amortization of prepaid interest expense incurred on the bank acceptance bills and short-term bank loans for the year ended December 31, 2013. By the meantime, the prepaid interest expense increased about $4.3 million which was included in the “prepaid expense and other current assets” as of December 31, 2013.

Provision (Benefit) for Income Taxes

For the year ended December 31 2013, we reported income tax expense of $2.28 million after application of deferred income tax expense of $855,557. For the same period in 2012, we reported an income tax provision of $0.7 million after application of an income tax benefit of $0.75 million due to operating losses incurred during the year.

Net Income (loss) Attributable to the Company

Net loss attributable to the Company increased by $2.66 million, from a net income of $1.6 million for the year ended December 31, 2012 to net loss of $1.02 million for the year ended December 31 2013. The increase in net loss was mainly the result of increased general and administrative expense, goodwill impairment loss and increased income tax expense as discussed above..

Liquidity and Capital Resources

As of December 31, 2013, we had cash of approximately $22.6 million in our bank accounts, and additionally, we have set aside $99.7 million of restricted cash on bankers’ acceptance notes. We received a credit rating of AA- from our banks. Therefore we believe that we are able to renew current short-term bank loans upon maturity and obtain additional new bank loans, if necessary, during 2014. As disclosed in our subsequent event note 21 of our consolidated financial statements, we were able to obtain additional bank loan of $7.86 million (RMB 48 million) from Guangfa Bank, we are also under negotiation with Xingye Bank to extend borrowing terms on certain bank notes bills for additional six months. We are expecting to generate additional cash flows in the coming period of time from our new sales regions and an increase in our revenue during the upcoming sales season. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next 12 months.

As of December 31, 2013, our balance sheets reported a working capital deficit of $29.5 million, primarily because we raised short-term bank loans and bank notes borrowings during third and fourth quarters, about $27.2 million of which was used for construction in process and purchasing property, equipments and intangible assets.

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

In September 2010, the Company executed 10-year agreements to supply marine fuel to Haiyu Fishery Limited Corporation (“Haiyu”) and Jinghai Group (“Jinghai”). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province. Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.04 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the year ended December 31, 2013 and 2012, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	As of December 31,
	2013	2012
Cash flow data:
Net cash (used in) provided by operating activities	(34,247,841)	1,807,945
Net cash (used in) provided by investing activities	(28,835,050)	41,298
Net cash provided by (used in) financing activities	(83,774,071)	(3,751,101)
Effect of exchange rate on cash	321,935	34,548
Net changes in cash	21,013,115	(1,867,310)
Cash at beginning of year	1,625,705	3,493,015
Cash at end of year	22,638,820	1,625,705

Operating Activities

Net cash used in operating activities for the year ended December 31, 2013 was approximately $34.2 million, which was primarily as a result of the following factors:

•	net loss of $1.22 million;
•	increase in accounts receivable of $27.08 million as a result of our increased credit sales; in fourth quarter of 2013. We collected back about $2.3 million aged accounts receivable previously identified as bad debt. As a result, bad debt reserve decreased accordingly.
•	decrease in inventories of $5.7 million as a result of increased sales volume in the expanded distribution network and fishing activities;
•	increase in advances to suppliers of $9.1 million because more advance payment has been paid to suppliers for the inventory purchase;
•	decrease in advances from customers of $6.9 million because the same amount has been recognized as revenue when products have been delivered to customers and when revenue recognition criteria have been met;
•	decrease in accounts payable of $6.6 million because we repaid outstanding accounts payable to several suppliers before year end upon receiving the invoices from these suppliers.
•	increase in tax payable of $3.4 million because we did not make the VAT tax and income tax payment until January 2014 due to timing difference between bookkeeping and filing the tax return. The Company subsequently paid the year-end VAT tax and income tax in February 2014.

Net cash provided by operating activities for the year ended December 31, 2012 was approximately $1.8 million, which was primarily as a result of the following factors:

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

Investing Activities

Cash used in investing activities was $28,835,050 for the year ended December 31, 2013, which was attributable to:

•     An equity investment of $1.29 million to an unconsolidated entity Dalian Haode, in which we have a 20% equity interest;

•     Expenditures on acquisition of property and construction in progress of $18.6 million, because the Company completed three major oil storage tank and wharf construction projects totaling $11.4 million in 2013 and accordingly reclassified these amounts as property; on the other hand, the Company’s subsidiary Lianyungang Fusheng prepaid RMB 100 million to constructor to start the construction of a new chemical and fuel oil blending project in Lianyungang City.

•     Purchase of land use right of $8.6 million because the Company’s newly formed subsidiary Lianyungang Fusheng paid RMB 56 million to obtain a land use right from the local government in order to build a new manufacturing plant on this land’

•     Cash paid for acquiring non-controlling interest of $1.73 million because the Company’s subsidiary Dalian Xingyuan acquired the 37% non-controlling interest from the minority shareholder Mr. Chen Weiwen during 2013 through a related party transaction.

•     Cash receipt of $1.37 million from terminating a leasehold right in Shanghai areas;

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

Financing Activities

Cash provided by financing activities was $83.8 million for the year ended December 31, 2013. It consists of net proceeds from short-term bank loans of $33.8 million, repayments of bank loans of $15.86 million, proceeds from bank notes of $281.2 million while repayment of bank notes of $112.4 million, increase of restricted cash of $89 million due to increase in bank notes payable, and repayment of $9.5 million in loans from third parties, borrowing of $1 million loans from related parties. An increase in deferred financing costs by $5.5 million because of increased prepaid interest expense on our outstanding notes bills.

Cash used in financing activities was $3.7 million for the year ended December 31, 2012. It consists of net proceeds from short-term bank loans of $35 million, repayments of bank loans of $30 million, proceeds from bank notes of $96.7 million while repayment of bank notes of $122.6 million, decrease of restricted cash of $13.6 million due to decreased bank notes payable, and borrowings of $7.8 million in loans from third parties, repayment of $1.8 million loans to related party. An increase in deferred financing costs by $2.5 million because of increased prepaid interest expense on our outstanding notes bills.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term notes. Although the interest rates on our short-term notes are fixed during their respective terms, the terms are typically 12 months or less and interest rates are subject to change upon renewal. The interest rates on our short-term notes are determined by reference to the benchmark interest rates set by the People’s Bank of China, or the PBOC. Since April 28, 2006, the PBOC has increased the benchmark interest rate of RMB bank notes with a term of 6 to 12 months 12 times, seven consecutive increases followed by five consecutive decreases, by 0.27% on most occasions. As a result, from 2006 to 2010, the benchmark interest rate for these RMB bank notes increased from 5.85% to 7.47% then decreased to 5.31%, in the fourth quarter of 2010 interest rate bounced back to 5.81% again and the interest rate applicable to us increased from 6.696% to 8.217% then decreased to 5.841%, thereafter back to 6.696% over the same period. Any future increase in the PBOC’s benchmark interest rate will result in an increase in our interest expenses. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

The exchange rates used to translate amounts in RMB into US Dollars were as follows:

December 31, 2013	1 USD = 6.1104 RMB
December 31, 2012	1 USD = 6.3011 RMB

Our business is primarily conducted in China and all of our revenues are denominated in Renminbi. This report contains translations of Renminbi amounts into U.S. dollars at specified rates solely for the convenience of the reader. Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at the noon buying rate in New York City for cable transfers in Renminbi per U.S. dollar as certified for customs purposes by the Federal Reserve Bank of New York. On March 19, 2014, the noon buying rate was approximately RMB6.19 to $1.00. No representation is made that the Renminbi amounts referred to in this report could have been or could be converted into U.S. dollars at any particular rate or at all.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Andatee China Marine Fuel Services Corporation

We have audited the accompanying consolidated balance sheets of Andatee China Marine Fuel Services Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the years ended December 31, 2013 and 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

March 31, 2014

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$22,638,820	$1,625,705
Restricted cash	99,659,597	9,173,002
Accounts receivable, net	45,818,721	18,220,089
Inventories, net	3,893,530	9,302,913
Advances to suppliers, net	25,930,533	16,387,613
Deposits for land use rights	720,084	698,291
Deferred financing costs, net of accumulated amortization of $3,779,111 and $2,229,037 as of December 31, 2013 and 2012, respectively	4,373,603	276,730
Other current assets	517,320	281,775
Deferred tax assets	-	840,540
Total current assets	203,552,208	56,806,658

Property, plant and equipment, net	54,292,903	40,880,091
Construction in progress	17,781,162	12,860,195
Intangible assets, net	16,289,315	8,953,602
Equity investment	1,351,428	-
Goodwill	-	1,213,036
Total assets	$293,267,016	$120,713,582

LIABILITIES AND EQUITY

Current liabilities
Short-term bank borrowings	$27,821,419	$9,314,247
Bank note payable	191,257,528	19,679,104
Accounts payable and accrued liabilities	3,156,079	8,367,697
Advances from customers	1,693,875	8,472,233
Loan from third parties	98,193	9,413,436
Related party loans payable	1,595,594	509,255
Taxes payable	6,254,057	2,719,517
Other liabilities	1,149,298	1,777,089
Total current liabilities	233,026,043	60,252,578

Warrant liability	290,687	-
Total liabilities	233,316,730	60,252,578

Commitments and contingencies

Equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,255,813 and 9,610,159 shares issued; 10,164,621 and 9,518,967 shares outstanding	10,256	9,610
Treasury stock, at cost; 91,192 shares	(497,693)	(497,693)
Additional paid-in capital	29,998,994	29,888,556
Accumulated other comprehensive income	6,206,460	4,273,238
Retained earnings	17,990,881	19,513,573
Statutory reserve	3,932,585	3,421,960
Total stockholders' equity of the Company	57,641,483	56,609,244
Noncontrolling interest	2,308,803	3,851,760
Total equity	59,950,286	60,461,004
Total liabilities and equity	$293,267,016	$120,713,582

The accompanying notes are an integral part of these consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2013	2012

Revenues	$273,260,811	$228,813,813
Cost of revenues	257,129,767	214,517,593
Gross profit	16,131,044	14,296,220

Operating expenses
Selling expenses	1,081,253	1,341,203
General and administrative expenses	7,267,742	5,670,875
Goodwill impairment loss	1,234,709	-
Total operating expenses	9,583,704	7,012,078

Income from operations	6,547,340	7,284,142

Other income (expense)
Interest income	227,174	464,478
Interest expense	(5,442,725)	(5,942,231)
Income from equity investment	41,639	-
Change in fair value of warrants	(187,851)	-
Other income (expense)	(136,960)	306,714
Total other expense	(5,498,723)	(5,171,039)

Income before income tax provision	1,048,617	2,113,103

Provision for income taxes	2,269,865	703,138

Net income (loss)	(1,221,248)	1,409,965
Less: net loss attributable to noncontrolling interest	(209,181)	(233,731)
Net income (loss) attributable to Andatee China Marine Fuel Services Corporation	$(1,012,067)	$1,643,696

Comprehensive income (loss)
Net income (loss)	(1,221,248)	1,409,965
Foreign currency translation adjustment	2,000,126	447,735
Comprehensive income	778,878	1,857,700
Less: comprehensive loss attributable to non-controlling interest	264,703	209,142
Comprehensive income attributable to Andatee China Marine Fuel Services Corporation	$1,043,581	$2,066,842

Weighted average number of shares:
Basic	9,857,086	9,610,159
Diluted	9,870,430	9,610,159

Earnings (loss) per share:
Basic	$(0.10)	$0.17
Diluted	$(0.10)	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common stocks		Treasury	Additional paid-in	Accumulated other comprehensive	Retained	Statutory	Total stockholders’	Non-Controlling
	Share	Amount	stock	Capital	(loss) income	earnings	reserve	equity	Interest	Total

Balance as of January 1, 2012	9,610,159	$9,610	$(497,693)	$29,888,556	$3,850,092	$18,213,837	$3,078,000	$54,542,402	$4,060,902	$58,603,304

Net income	-	-	-	-	-	1,643,696	-	1,643,696	(233,731)	1,409,965
Appropriations to statutory reserve						(343,960)	343,960	-		-
Foreign currency translation adjustment	-	-	-	-	423,146			423,146	24,589	447,735

Balance as of December 31, 2012	9,610,159	$9,610	$(497,693)	$29,888,556	$4,273,238	$19,513,573	$3,421,960	$56,609,245	$3,851,760	$60,461,004

Stock issued to consulting firm for services provided	250,000	250		424,750				425,000		425,000
Stock issued to executives and independent directors for services rendered	395,654	396		101,981				102,376		102,376
Acquisition of a 37% non-controlling interest in Xiangshan Nanlian				(416,293)	(122,426)			(538,719)	(1,278,254)	(1,816,973)
Net loss						(1,012,067)		(1,012,067)	(209,181)	(1,221,248)
Appropriations to statutory reserve						(510,625)	510,625	-		-
Foreign currency translation adjustment					2,055,648			2,055,648	(55,522)	2,000,126

Balance as of December 31, 2013	10,255,813	$10,256	$(497,693)	$29,998,994	$6,206,460	$17,990,881	$3,932,585	$57,641,483	$2,308,803	$59,950,286

The accompanying notes are an integral part of these consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012

Cash flows from operating activities
Net (loss) income	$(1,221,248)	$1,409,965
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation	2,122,918	1,826,803
Amortization	476,809	483,205
Bad debt provision	522,040	543,798
Change in inventory reserve	(30,240)	46,731
Deferred tax provision (benefit)	855,557	(754,722)
Amortization of deferred financing costs	1,461,352	2,228,223
Amortization of stock-based compensation to consulting firm	425,000	-
Amortization of stock-based compensation to directors	102,376	-
Income from equity investment	(41,639)	-
Goodwill impairment	1,234,709	-
Change in fair value of warrants	187,851	-
Changes in operating assets and liabilities:
Accounts receivable	(27,083,195)	1,610,536
Inventories	5,656,209	7,546,758
Advances to suppliers	(9,075,970)	(307,837)
Other current assets	71,499	4,053,388
Accounts payable and accrued liabilities	(6,578,103)	(9,338,416)
Advances from customers	(6,951,641)	(4,946,044)
Taxes payable	3,405,030	(1,022,057)
Other liabilities	212,845	(1,572,386)
Net cash used in operating activities	(34,247,841)	1,807,945

Cash flows from investing activities
Acquisition of equity method investee	(1,292,303)	-
Additions to construction in progress and property and equipment	(18,563,989)	(859,163)
Addition to intangible assets	(8,623,375)	(1,722,815)
Proceeds from termination of land use right	-	1,290,662
Proceeds from termination of leasehold right	1,373,072	-
Acquisition of non-controlling interest	(1,728,455)	-
Notes receivable	-	1,332,614
Net cash (used in) provided by investing activities	(28,835,050)	41,298

Cash flows from financing activities
Proceeds from short-term loans	33,842,178	35,079,384
Repayments of short-term loans	(15,861,401)	(30,051,938)
Proceeds from bank notes	281,182,457	96,773,170
Repayments of bank notes	(112,430,337)	(122,632,230)
Restricted cash, net	(89,033,196)	13,556,969
Deferred financing costs	(5,496,690)	(2,504,852)
(Repayment) proceeds of loan from unrelated parties	(9,484,694)	7,823,556
Proceeds (repayment) of loans from related parties	1,055,754	(1,795,160)
Net cash provided by (used in) financing activities	83,774,071	(3,751,101)

Effect of exchange rate changes on cash and cash equivalents	321,935	34,548

Net increase (decrease) in cash and cash equivalents	21,013,115	(1,867,310)

Cash and cash equivalents, beginning of year	$1,625,705	$3,493,015

Cash and cash equivalents, end of year	$22,638,820	$1,625,705

Supplemental cash flow information
Interest paid	$9,750,500	$5,063,860
Income taxes paid	$678,374	$2,323,632
Transfer from construction-in-progress to fixed assets	$12,413,981	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1– Organization and Basis of Presentation

Andatee China Marine Fuel Services Corporation (“Andatee” or “the Company”) was incorporated in the State of Delaware on July 10, 2009.

The Company owns 100% equity interest of Goodwill Rich International Limited, a Hong Kong based corporation (“Goodwill Rich”).

Goodwill Rich owns 100% of the equity of Dalian Fusheng Petrochemical Company (“Fusheng”), a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“PRC” or “China”). Fusheng has several 100% controlled subsidiaries including Dalian Xifa Petrochemical Company, Ltd. (“Dalian Xifa”), Shandong Xifa Prochemical Company, Ltd. (“Shandong Xifa”), Shenzhen Shengfu Petrochemical Company, Ltd. (“Shenzhen Shengfu”), Rongcheng Zhuoda Trading Co. (“Zhuoda”) and Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”). Fusheng also owns majority interests of Hailong Petrochemical Company (“Hailong”); Suzhou Fusheng Petrochemical Company (“Suzhou Fusheng”) and Wujiang Xinglang Ptrochemical Company (“Xinglang”)

Fusheng also effectively controls Dalian Xingyuan Marine Bunker Co., Ltd. (“Xingyuan”), a limited liability company organized under the laws of PRC through a series of contractual agreements, which include the Consulting Services Agreement, the Operating Agreement, the Equity Pledge Agreement, the Option Agreement and Proxy and Voting Agreement.

Through such arrangements, Xingyuan has become Fusheng’s contractually controlled subsiairy. Fusheng is obligated to absorb a majority of the risk of loss from Xingyuan’s activities and to receive a majority of Xingyuan’s residual returns. Andatee, through Goodwill Rich and Fusheng, has gained effective control over Xingyuan and its subsidiaries. Through these agreements, the Company now holds the variable interests of Xingyuan, and becomes the primary beneficiary of Xingyuan. Based on these agreements, Xingyuan is considered a Variable Interest Entity (“VIE”) under ASC 810-10-05-8A. Accordingly, Andatee consolidates Xingyuan’s operating results, assets and liabilities.

Xingyuan was established in September 2001 under the laws of PRC. Xingyuan originally held 100% ownership of Donggang Xingyuan Marine Fuel Company (“Donggang Xingyuan”), a company incorporated in Dalian, PRC. In addition, in December 2008, Xingyuan acquired 90% ownership of Rongcheng Xinfa Petroleum Company (“Xinfa”) and 63% ownership of Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”). During 2011, the Company entered into a corporate reorganization, in which Xingyuan transferred its 90% ownership in Xinfa and 52% ownership in Rongcheng Mashan Xingyuan Marine Fuel Co., Ltd. (“Mashan Xingyuan”) to Dalian Xifa Petrol Company, and transferred its 100% ownership in Donggang Xingyuan to Fusheng. The reorganization was accounted for at book value, as they were transactions between entities under common control. After the reorganization, Xingyuan remains the 63% ownership in Nanlian. On April 27, 2013, Dalian Xingyuan formed a new subsidiary Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”) in the city of Lianyungang under the laws of the PRC with registered capital of RMB 21,000,000 (approximately $3.4 million). During the third quarter of 2013, Dalian Xingyuan acquired 37% capital shares from Xiangshan Nanlian’s minority shareholder Mr. Chen Wenwei for a cash consideration of RMB 11.2 million (approximately $1.83 million). After the acquisition, Xiangshan Nanlian became the 100% controlled subsidiary of Xingyuan. The acquisition was treated as a related party transaction because formal minority shareholder Mr. Chen Weiwen still serves as the legal representative of Xiangshan Nanlian after the acquisition (See Note 3 and 13).

On December 31, 2013, Dalian Fusheng, Dalian Xingyuan and Dalian Xifa jointly formed a new subsidiary Xinniu Development Co., Ltd. (“Xinniu”) in the city of Dalian under the laws of the PRC with registered capital of RMB 200 million (approximately $32.7 million) (See Note 22).

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

Name of the entity	Place of Incorporation	Ownership Percentage
Andatee China Marine Fuel Services Corp.	Delaware	Parent
Goodwill Rich International Corp., (“Goodwill Rich”)	Hong Kong	100%
Dalian Fusheng Petrochemical Company ("Fusheng") (“WOFE”)	Dalian, China	WOFE,100%
Dalian Xingyuan Marine Bunker Co., Ltd (“Xingyuan”) (“VIE”)	Dalian, China	VIE,100%
Dalian Xifa Petrochemical Company, Ltd.(“Dalian Xifa”),	Dalian, China	100%
Shandong Xifa Prochemical Company, Ltd. (“Shandong Xifa”)	Shandong, China	100%
Shenzhen Shengfu Petrochemical Company, Ltd.( “Shenzhen Shengfu”)	Shenzhen, China	100%
Donggang Xingyuan Marine Fuel Company (“Donggang Xingyuan”)	Donggang, China	100%
Rongcheng Zhuoda Trading Co (“Zhuoda”)	Shandong, China	100%
Wujiang Xinlang Petrochemical Company ("Xinglang")	Wujiang, China	90%
Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”)	Zhejiang, China	100%
Rongcheng Xinfa Petroleum Company (“Xinfa”)	Shandong, China	90%
Suzhou Fusheng Petrochemical Company ("Suzhou Fusheng")	Suzhou, China	61%
Hailong Petrochemical Company (“Hailong”)	Tianjin, China	52%
Rongcheng Mashan Xingyuan (“Mashan Xingyuan”)	Shandong, China	52%
Shanghai Fusheng Petrochemical Company, Ltd.( “Shanghai Fusheng”)	Shanghai, China	100%
Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”)	Lianyungang, China	100%
Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”)	Lianyungang, China	100%
Xinniu Development Co., Ltd.	Dalian, China	100%

Note 2 – Liquidity

As reflected in the Company’s consolidated financial statements, the Company had a net loss and negative cash flow from operating activities for the year ended December 31, 2013. The Company also has a working capital deficit at December 31, 2013. The Company relies upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from operating activities and there is no assurance that it will be able to do so in the future.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to renew bank facilities, and its operating and capital expenditure commitments. Its principal liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. The Company plans to fund continuing operations through additional bank borrowings, financial support by a shareholder and cutting costs to improve profitability and replenish working capital.

Management believes that the foregoing measures collectively will provide sufficient liquidity for the Company to meet its future liquidity and capital obligations.

Note 3 – Summary of Significant Accounting Policies

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

Actual results could differ from those estimates. Significant estimates required to be made by management include, but are not limited to, useful lives of property, buildings and equipment, intangible assets, the recoverability of long-lived assets, the valuation of accounts receivable, inventories, deposits, advances to suppliers and the fair value of warrants liability. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of the Company’s subsidiary in Hong Kong is the US dollar while the local currency of the Company’s subsidiaries, VIE and its subsidiary in China is the Renminbi (“RMB”). Accordingly, assets and liabilities of the China entities are translated into US dollars at the spot rates in effect as of the balance sheet date. Revenues, costs and expenses are translated using monthly average exchange rates during the reporting period. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Due to the fact that cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Gains and losses resulting from foreign currency translation to reporting currency are recorded in accumulated other comprehensive income in the statements of changes in shareholders’ equity for the periods presented.

Foreign currency transactions are translated at the spot rates on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

Translation of amounts from RMB into the US dollar has been made at the following exchange rates for the respective years:

	December 31, 2013	December 31, 2012
Period end RMB : USD exchange rate	6.1104	6.3011
Average RMB : USD exchange rate	6.1905	6.3034

Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to use observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. The Company’s level 2 financial instruments consist principally of warrant liability, which is measured on a recurring basis and using a model-based valuation technique. The warrants do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as a long-term liability. The fair value of the warrants was calculated using the Black-Scholes options pricing model (See Note 15 for valuation of warrant liability).

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The fair value of the Company’s equity investment approximates its carrying value at December 31, 2013 because the Company’s 20% investment was made in January 2013 and income from the investee has been allocated for the year ended December 31, 2013.

Unless otherwise disclosed, the fair value of the Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, short term loans, bank notes payable and accrued liabilities.

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

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as estimated needed. The Company grants credit to customers with good credit standing with a maximum of 180 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company will not be able to collect all amounts due to it. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against trade and other receivables balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive income (loss). Actual amounts received may differ from management's estimate credit worthiness and the economic environment. In the event the accounts become overdue, the Company would continue its best efforts to collect from customers until events or circumstances indicate that the amounts might not be collectible, then, a reserve against specific uncollectible amounts will be recorded.

Advances to Suppliers

Advances to suppliers represent the payments made and recorded in advance for the purchase of certain materials and fuels to be received. The advances to suppliers are short-term in nature and are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the advance become doubtful. The Company uses the aging method to estimate the allowance for uncollectible balances.

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

Intangible Assets other than Goodwill

Intangible assets consist primarily of land use rights, leasehold right and licenses and permits.

Intangible assets are amortized using the straight-line method with the following estimated useful lives:

Items	Useful Life
Land use rights	50 years
Leasehold right	20 years
Licenses and permits	Contract Terms
Software	5 years

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in business acquisitions. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired.

In the fourth quarter of 2013, the Company impaired its goodwill that was previously recognized in acquisitions. The impairment to goodwill was made after the Company estimated the fair values of businesses acquired and determined that the implied fair value of goodwill was lower than the carrying value of goodwill. The fair value of goodwill was established based on future cash flows (level 3 inputs). Accordingly, the Company recorded an impairment charge of totaling $1,234,709.

Impairment of Long-Lived Assets

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

Revenue Recognition

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

In the normal course of business, the Company may be subject to challenges from taxing authorities regarding the amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions. Management determines whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of December 31, 2013 and 2012, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Earnings per Share

The Company computes net earnings per share in accordance with ASC Topic 260 Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for that period.

Diluted net income per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options, vesting of restricted stock units and conversion of preferred stock (none outstanding) for all periods, except in situations where inclusion is anti-dilutive. For the year ended December 31, 2013 and 2012, 13,344 and -0- shares are included in diluted weighted average shares calculation, respectively.

Stock-based Compensation

The fair value of the stock issued is used to measure the fair value of services received as the Company believes such approach is a more reliable method of measuring the fair value of the services. Fair value is measured based on the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is calculated and then recorded as compensation expense over the requisite performance period.

Accounting for Changes in Ownership

On July 29, 2013, the Company completed the acquisition of a 37% noncontrolling interest in its subsidiary Xiangshan Nanlian by a cash consideration of RMB 11.2 million (approximately $1.83 million), as discussed in Note 1. In accordance with ASC 810 “Consolidation”, changes in a parent’s ownership while the parent retains its controlling financial interest in its subsidiary should be accounted for as equity transactions. Therefore, no gain or loss is recognized in consolidated net income or comprehensive income. The carrying amount of the controlling and non-controlling interest is adjusted to reflect the change in its ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted is recognized in equity attributable to the parent. If a change in a parent’s ownership interest occurs in a subsidiary that has accumulated other comprehensive income, the carrying amount of accumulated other comprehensive income is adjusted to reflect the change in the ownership interest in the subsidiary through a corresponding charge or credit to equity attributable to the parent.

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

Reclassifications

Certain reclassifications have been made in the 2012 financial statements to conform to the 2013 presentation.

Recent Accounting Pronouncements

There were no new pronouncements that would have a material impact on the financial position of the Company.

Note 4 – Accounts Receivable, net

The Company’s accounts receivable is as follows:

	December 31, 2013	December 31, 2012
Trade accounts receivable	$46,604,189	$18,585,916
Allowances for doubtful accounts	(785,468)	(365,827)
Accounts receivables, net	$45,818,721	$18,220,089

Note 5 – Inventories, net

The Company’s inventory consists of the following:

	December 31, 2013	December 31, 2012
Marine Fuel	$3,911,101	$9,349,662
Less: reserve for inventory	(17,571)	(46,749)
Total Inventory, Net	$3,893,530	$9,302,913

As of December 31, 2013 and 2012, fuel inventory in the amount of $-0- and $3,016,425, respectively, has been pledged as collateral for certain bank loans (See Note 11).

Note 6 – Advances to Suppliers, net

Advances to suppliers represent the payments made to suppliers in advance for the purchase of certain materials and fuels. Advances to suppliers consisted of the following:

	December 31, 2013	December 31, 2012
Advances to suppliers	$26,462,158	$16,744,629
Allowance for doubtful accounts	(531,625)	(357,016)
Advances to suppliers, net	$25,930,533	$16,387,613

Note 7 – Property, Plant and Equipment, net

The Company’s Property, Plant and Equipment are as follows:

	December 31, 2013	December 31, 2012

Property and buildings	$48,643,214	$33,531,803
Machinery, boiler and marine bunker equipment	10,714,150	10,217,678
Transportation vehicles	1,537,092	1,450,896
Office equipment	53,883	48,070
Leasehold improvement	69,011	66,922
Total	61,017,350	45,315,369
Less: Accumulated depreciation	(6,724,447)	(4,435,278)
Property, Plant and Equipment, net	$54,292,903	$40,880,091

Depreciation expense was $2,122,918 and $1,826,803 for the years ended December 31, 2013 and 2012, respectively.

Property and equipment with a net book value $44,976,316 and $25,778,015 has been pledged as collateral for certain bank acceptance notes and bank loans at December 31, 2013 and 2012, respectively (See Note 11 and Note 13).

Note 8 – Construction-in-Progress

The construction projects in progress are to build facilities to expand production capacity in Lianyungang, Donggang, Rongcheng and Wujiang areas. Construction costs mainly represent construction expenditures and equipment costs not yet in service. The Company completed three construction projects totaling $11.7 million (RMB 72.15 million) by the end of May 2013 after these projects passed the inspection conducted by local the government agencies. In December 31, 2013, the Company started to construct a new chemical and fuel oil blending project in Lianyungang city after the Company obtained a land use right in October 2013. Total estimated contract price for this new project is approximately $41 million (or RMB 250 million). The Company prepaid $17 million (equivalent to RMB 100 million) to a contractor to start the project in December 2013.

The Company’s construction-in-progress is as follows:

	December 31, 2013	December 31, 2012
Berth and berth improvements	$698,812	$529,556
Oil blending and storage tanks	-	12,330,639
Oil blending and chemical project at Lianyungang	16,418,320	-
Capitalized interest	664,030	-
Total	$17,781,162	$12,860,195

Note 9 – Intangible Assets, net

The Company’s Intangible Assets with finite lives are summarized as follows:

	December 31, 2013	December 31, 2012

Land use rights	$13,368,652	$4,501,882
Leasehold right (1)	2,757,594	4,023,107
Licenses and permits	1,145,588	1,110,917
Software	38,897	27,881
Total	17,310,731	9,663,787
Less: accumulated amortization	(1,021,416)	(710,185)
Intangible assets, net	$16,289,315	$8,953,602

(1)	In January 2012, Dalian Fusheng signed a contract with Shanghai Zhongqing Petroleum Trading Company (“Zhongqing”) and paid RMB 8.5 million (approximate to $1.4 million) to lease the operating rights for four gas stations for 10 years, which was recorded by the Company as leasehold right. On November 18, 2013, Zhongqing decided to take back the four leased gas stations and the leasehold rights was terminated accordingly. Zhongqing repaid it in full to the Company on November 21, 2013.

Land use rights with a net book value of $9,352,573 and $2,812,287 were pledged as collateral for certain loans and bank notes at December 31, 2013 and 2012 (See Note 11 and Note 13).

Amortization expense for the years ended December 31, 2013 and 2012 was $476,809 and $483,205, respectively.

The estimated future amortization expense is as follows:

For the twelve months ending December 31,
2014	$537,809
2015	537,245
2016	528,906
2017	528,906
2018	528,906
Thereafter	13,627,543
Total	$16,289,315

Note 10 – Equity Investment

In January 2013, the Company, together with two third-parties, Dalian Lianzon Marine Group (“Lianzon”) and Dalian Lianye Investment Consulting Co., Ltd. (“Lianye”), jointly formed a new entity, Dalian Haode Petroleum and Chemical Co., Ltd. (“Haode”), in which the Company invested RMB 8 million (approximately $1.35 million) for a 20% ownership interest in Haode. Haode engages in chemical product sales, marine fuel material purchase and trading, logistics and other consulting services in the PRC.

Total income from the unconsolidated entity amounted to $41,639 for the year ended December 31, 2013, which is included in “Income from equity investment” in the consolidated statements of operations and other comprehensive income (loss). As of December 31, 2013, the total assets and liabilities of the unconsolidated entity were approximately $2.5 million and $1.2 million, respectively.

Note 11 – Short-term Bank Borrowings

The following is a summary of the Company’s short-term bank borrowings:

		December 31,	December 31,
		2013	2012
Huaxia Bank:
Interest at 8.20%, payable February 7, 2013	(1)	$-	$1,745,727
Pingan Bank:
Interest at 6.72%, payable May 22,2013	(1)	-	5,902,144
Interest at 6.72%, payable May 18,2013	(1)	-	1,666,376
Bohai Bank:
Interest at 6.3%, payable on February 3, 2014	(2)	4,909,663	-
Fuxin Bank:
Interest at 6.5%, payable on March 26, 2014	(3)	8,182,770	-
Citic Bank:
Interest at 7.5%, payable on April 18, 2014	(4)	6,546,216	-
Interest at 7.5%, payable on September 25, 2014	(5)	8,182,770	-
Total		$27,821,419	$9,314,247

(1)	These loans were fully repaid upon maturity in 2013.

(2)	On February 4, 2013, the Company’s subsidiary, Dalian Fusheng entered into a loan agreement with Bohai Bank to borrow RMB 30 million (approximately $4.9 million) for one year (from February 4, 2013 to February 3, 2014). The loan bears a variable interest rate of 6.3%, which can be adjusted up 5% on a quarterly basis. The Company’s major shareholder, his wife and an unrelated party cosigned the loan guarantee agreements with the bank to provide guarantee to this loan by their personal assets and credits. The loan has no collateral requirements. The Company subsequently fully repaid this loan upon maturity.

(3)	On March 25, 2013, a Company’s subsidiary, entered into a loan agreement with Fuxin Bank to borrow RMB 50 million (approximately $8.0 million) for one year (from March 31, 2013 to March 1, 2014). The loan bears a variable interest rate of 6.5%, which can be adjusted up 30% on a quarterly basis. Two unrelated third parties cosigned the loan guarantee agreements with the bank to provide guarantee to this loan. The loan has no collateral requirements. The Company subsequently fully repaid this loan upon maturity.

(4)	On September 25, 2013, the Company's subsidiary Dalian Fusheng entered into a short-term bank loan agreement with Citic Bank to borrow RMB 40 million (approximately $6.5 million) as working capital for 7 months (from September 25, 2013 to April 18, 2014). The loan bears interest rate of 7.5%. Dalian Fusheng pledged oil storage tanks valued at $19.7 million as collateral to guarantee this loan as well as the Company’s bank note bills of $52.4 million (or RMB 320 million) borrowed from Citic Bank (See Note 13).

(5)	On September 25, 2013, the Company's subsidiary, Dalian Xingyuan entered into a short-term bank loan agreement with Citic Bank to borrow RMB 50 million (approximately $8.2 million) as working capital for one year (from September 25, 2013 to September 25, 2014). The loan bears interest rate of 7.5%. There is no collateral requirement for this loan.

Note 12 – Loans from Third Parties

Loans from unrelated third parties consist of the following:

		December 31,	December 31,
		2013	2012
Lishu Xinda Goods Trading Company
Bearing 6% interest, payable May 31, 2013	(1)	$-	$1,269,620
Dalian Jinhan Development Company
Bearing 6% interest, payable October 24, 2013	(1)	-	1,587,024
Dalian Jiahui Advertising Company
Bearing 6% interest, payable May 31, 2013	(1)	-	238,054
Xu Yaling, 6% interest, payable on April 30, 2013	(1)	-	2,221,834
Loans from other individuals	(2)	98,193	4,096,904
Total loans from third parties		$98,193	$9,413,436

(1)	These loans were fully repaid upon maturity in 2013.

(2)	Unsecured loans from several unrelated individuals bear interest at rates of 4% to 6% and mature within six to twelve months. The Company repaid majority of these individual loans upon maturity. The remaining balance of $98,193 represents a loan from an individual which will mature on May 31, 2014.

Note 13 – Bank Note Payable

The Company has credit facilities with Citic Bank, Fuxin Bank and Xingye Bank that provide for working capital in the form of the following bank acceptance notes at December 31, 2013 and 2012:

					As of December 31,
					2013	2012
Beneficiary	Endorser	Origination date	Maturity date	Interest rate	Amount
Dalian Xingyuan Marince Bunker Co. (1)	Huaxia Bank	08-01-2012	01-01-2013	4.80%	$-	$7,141,610
Dalian Fusheng Petrochemical (1)	Pingan Bank	08-29-2012	02-28-2013	4.80%	-	3,174,049
Dalian Fusheng Petrochemical (1)	Pingan Bank	08-30-2012	02-28-2013	4.80%	-	1,587,024
Dalian Fusheng Petrochemical (1)	Pingan Bank	09-04-2012	03-04-2013	4.80%	-	4,761,074
Dalian Fusheng Petrochemical (1)	Pingan Bank	09-11-2012	03-10-2013	4.80%	-	3,015,347
Dalian Xingyuan Marine Bunker Co. (2)	CITIC Bank	10-17-2013	04-16-2014	6.50%	6,546,216	-
Dalian Xingyuan Marine Bunker Co. (2)	CITIC Bank	11-13-2013	05-12-2014	6.56%	13,092,433	-
Dalian Xifa Petrochemical (2)	CITIC Bank	10-22-2013	04-17-2014	6.56%	6,546,216	-
Dalian Xifa Petrochemical (2)	CITIC Bank	10-24-2013	04-18-2014	6.56%	6,546,216	-
Dalian Xifa Petrochemical (2)	CITIC Bank	11-13-2013	05-12-2014	6.56%	9,819,324	-
Dalian Xifa Petrochemical (2)	CITIC Bank	11-06-2013	05-06-2014	6.56%	6,546,216	-
Dalian Xifa Petrochemical (2)	CITIC Bank	11-11-2013	05-09-2014	6.56%	3,273,108	-
Dalian Haode Petrochemical (3)	Fuxin Bank	09-27-2013	03-26-2014	5.50%	4,091,385	-
Dalian Fusheng Petrochemical (4)	Xingye Bank	09-24-2013	03-23-2014	3.60%	18,002,095	-
Dalian Fusheng Petrochemical (4)	Xingye Bank	09-25-2013	03-24-2014	3.60%	6,277,821	-
Dalian Fusheng Petrochemical (4)	Xingye Bank	09-17-2013	03-16-2014	3.60%	8,182,770	-
Dalian Fusheng Petrochemical (5)	Xingye Bank	12-19-2013	06-19-2014	3.60%	37,804,399	-
Dalian Haode Petrochemical (5)	Xingye Bank	12-12-2013	06-12-2014	3.60%	23,402,723	-
Dalian Fusheng Petrochemical (6)	Xingye Bank	12-16-2-13	06-16-2014	7.50%	13,092,433	-
Dalian Fusheng Petrochemical (6)	Xingye Bank	12-17-2013	06-17-2014	8.50%	13,092,433	-
Dalian Fusheng Petrochemical (6)	Xingye Bank	12-23-2013	06-23-2014	8.00%	14,941,739	-
Total					$191,257,527	$19,679,104

(1)	The Company has pledged fuel oil tanks and other fixed asset valued approximately $13.3 million (RMB 84 million) as collateral. In addition, the Company is required to hold restricted cash of $9,173,002 with Pingan Bank and Huaxia Bank as additional collateral against these bank acceptance notes. All the outstanding bank notes payable have been repaid upon maturity.

(2)	During the fourth quarter of 2013, the Company’s subsidiary, Dalian Fusheng borrowed $52.4 million (RMB 320 million) bank notes from CITIC bank. In connection with the borrowings, Dalian Fusheng pledged fuel oil tanks valued at $19.7 million (RMB 120.3 million) as collateral. In addition, the Company is required to hold restricted cash of $26.2 million with CITIC Bank as additional collateral against these bank acceptance notes.

(3)	On September 27, 2013, the Company’s subsidiary Dalian Xingyuan borrowed $4.1 million (RMB 25 million) bank notes from Fuxin Bank as working capital for six months. The Company is required to deposit restricted cash of $4.1 million with Fuxin Bank as collateral against this bank acceptance note. The bank note has been subsequently fully repaid upon maturity on March 26, 2014.

(4)	During the third quarter of 2013, the Company’s subsidiary Dalian Xifa borrowed total of $32.4 million (RMB 198.3 million) bank notes from Xingye Bank as working capital for six months. The Company pledged land use right of 46,142 square meters valued at $1,644,737, oil storage tank and other fixed assets valued at $21.2 million as collateral. In addition, two related parties Panjing Fusheng Petrol Co., Ltd. and Donggang Xingyuan Fishery Wharf Gas Station pledged land use right and fixed assets valued at $636,620 as additional collateral for these bank notes. The Company is also required to hold restricted cash of $9.73 million with Xingye Bank as additional collateral against these bank acceptance notes. These bank notes have been subsequently repaid upon maturity.

(5)	In December 2013, the Company’s subsidiary Dalian Xifa borrowed total of $61.2 million (RMB 374 million) bank notes from Xingye Bank as working capital for six months. The Company pledged land use right of 1,610,671 square meters a net book value of $9,352,573 as collateral. In addition, the Company’s major shareholder Mr. An Fengbin and his wife pledged their personal assets and credits to guarantee these bank notes. A related party Dalian Dingfangzheng Co., Ltd. also signed loan guarantee agreement with the bank to guarantee these borrowings.

(6)	In December 2013, the Company’s subsidiary Lianyungang Xingyuan borrowed total of $41.1 million (RMB 251.3 million) bank notes from Xingye Bank as working capital for six months. Part of the fund has been used as expenditure on construction of a new chemical and fuel oil blending project in Lianyungang City. There was no collateral requirement for these bank notes. Part of these bank notes has been used by the Company’s subsidiary Lianyungang Fusheng to make the payment to contractor to conduct the construction of a new chemical and fuel oil blending project in Lianyungang city (See Note 8).

Note 14 – Related Party Transactions

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance its working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand.

The following summarizes the Company’s related party payables:

	December 31, 2013	December 31, 2012
An Fengbin, major shareholder of the Company	$22,609	$509,255
Shanghai Xifa Petrochemical Co., Ltd. (1)	396,999	-
Wujiang Huayuan Petrochemical Co., Ltd. (1)	724,829	-
Donggang Xingyuan Shipyard Co., Ltd. (1)	369,329	-
Chen Weiwen, legal representative of Xiangshan Nanlian, the Company records on the equity method basis	81,828	-
Total	$1,595,594	$509,255

(1)	Shanghai Xifa Petrochemical Co., Ltd., Wujiang Huayuan Petrochemical Co., Ltd. and Donggang Xingyuan Shipyard Co., Ltd. are entities controlled by the Company’s major shareholder.

(2)	In connection with the Company’s bank loans and bank notes borrowed from PRC Banks, the Company’s major shareholder, his wife Ms. Wang Jing and several other related parties controlled by the major shareholder provided loan guarantees for the Company’s bank borrowings (See Note 11 and Note 13).

Note 15 – Equity

On June 7, 2013, the Company issued 250,000 shares to a third-party consultant for consulting services. The consulting service period is from June 8, 2013 to June 8, 2014. The fair value of this compensation is based on the closing stock price on the grant date. $425,000 of stock compensation expense was recognized for services provided for the year ended December 31, 2013.

On June 7, 2013, the Company also issued warrants to purchase 200,000 shares at an exercise price of $1.50 to this Consultant. These warrants vest on December 1, 2013 and are exercisable three years from date of issuance.

The fair value of the warrants was calculated using the following assumptions: volatility 137%, risk free interest rate at 0.52% and 0.66% on the grant date and June 30, 2013, respectively, and expected term of 3.5 years. The fair value of these warrants was $102,836 at the grant date and $290,687 on December 31, 2013. The change in fair value of these warrants is recorded as change in fair value of warrants. The related amortization of share-based compensation expense was $59,987 for the year ended December 31, 2013.

These warrants are included in diluted weighted average shares calculation for the year ended December 31, 2013.

Pursuant to the terms of the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), on September 25, 2013, the Company’s Board of Directors approved and adopted the following changes to the executive and independent director compensation: (i) Independent director equity compensation – the Board granted to each independent director shares of the Company’s common stock in the amounts equivalent to each independent director’s annual commitments, i.e. Wen Jiang and Yudong Hou - $15,000, respectively, and Zhenyu Wu - $18,000, and (ii) Executive management equity compensation – the Board granted to An Fengbin, the Company’s CEO, and Wang Hao, the Company’s CFO, shares of the Company’s common stock in the amounts equivalent to their respective annual base salaries, i.e. An Fengbin - $150,000, and Wang Hao - $75,000. The stock price on the grant date was $0.69 per share, which represents the average closing price of the Company’s common stock over the 30 day period preceding the grant date. All of these stock grants are to vest as follows: ½ of each such grant vesting on the date of the grant and the remaining ½ - 6 months from the grant date. $102,376 of stock compensation expense was recognized for services provided for the year ended December 31, 2013.

Note 16 – Restricted Net Assets

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

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as a general reserve fund, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer a portion of their net assets to the Company. The restricted amounts as determined pursuant to PRC statutory laws totaled $3,932,585 and $3,421,960 as of December 31, 2013 and 2012, respectively.

Note 17 – Taxes

(a)	Corporate Income taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Andatee Marine Fuel Services Corp.	U.S.A
Goodwill Rich International	Hong Kong, PRC
Fusheng, Xingyuan and their subsidiaries	Mainland, PRC

United States

The parent Company Andatee China Marine Fuel Services Corp. was incorporated in the United States and has incurred net operating loss for U.S. federal income tax purposes as of December 31, 2013. Andatee had loss carry forwards of approximately $900,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2033. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full valuation allowance has been provided and no deferred tax asset has been recorded. The valuation allowance as of December 31, 2013 and 2012 was approximately $307,000 and $306,000, respectively. The changes in valuation allowance for the year ended December 31, 2013 and 2012 was $1,000 and $-0-, respectively.

Hong Kong, PRC

The Company’s wholly owned subsidiary Goodwill Rich was incorporated in Hong Kong and is subject to Hong Kong corporate income tax at a rate of 16.5% on the estimated assessable profits arising from Hong Kong. Goodwill Rich has not earned any income that was derived in Hong Kong since inception and therefore was not subject to Hong Kong income tax. As of December 31, 2013 and 2012, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to approximately $3,830,000, and $2,596,930 which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for Hong Kong income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2013 and 2012, and no deferred tax asset has been recorded. The valuation allowance as of December 31, 2013 and 2012 was approximately $632,000 and $428,000, respectively. The changes in valuation allowance for the year ended December 31, 2013 and 2012 was $204,000 and $150,000, respectively.

Mainland, PRC

The Company’s wholly owned subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China, which are currently subject to tax at a statutory rate of 25% on net income reported after appropriated tax adjustments.

The following table reconciles the statutory rates to the Company’s effective tax rate for the periods indicated:

	December 31,	December 31,
	2013	2012
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China Statutory income tax rate	25.0	25.0
Changes in valuation allowance	188.8	-
Non-deductible expenses-permanent difference (1)	2.7	8.3
Effective tax rate	216.5%	33.3%

(1)	Non-deductible expenses primarily included legal, accounting and other consulting expenses of Hong Kong and PRC subsidiaries which are not expected to be deductible for income taxes in the future.

The income tax provision (benefit) for the years ended December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012

Current	$1,414,308	$1,457,860
Deferred	855,557	(754,722)
Total	$2,269,865	$703,138

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carryforward. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.

The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors.

For the year ended December 31, 2013, management believes that the realization of the benefit arising from the losses of certain PRC subsidiaries appears to be uncertain and may not be realizable in the near future. Therefore, a 100% valuation allowance of $884,051 has been provided against the deferred tax assets of these subsidiaries at December 31, 2013. Accordingly, the Company recorded a deferred tax expense of $855,557 for the year ended December 31, 2013 and deferred tax benefit of $754,722 resulting from loss carryovers for the year ended December 31, 2012, respectively.

The components of deferred tax assets as of December 31, 2013 and 2012 consist of the following:

	December 31, 2013	December 31, 2012

Net operating loss of subsidiaries	$1,467,611	$839,409
Temporary differences	(571,972)	-
Effect of foreign currency exchange rate	(11,589)	1,131
Total	884,051	840,540
Less: valuation	(884,051)	-
Deferred tax assets	$-	$840,540

As of December 31, 2013, the tax years ended December 31, 2008 through December 31, 2013 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

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

(c) Taxes Payable

Taxes Payable consisted of the followings:

	December 31,	December 31,
	2013	2012
Income Tax Payable	$1,024,169	$272,557
VAT Payable	4,243,761	1,765,953
Other Tax Payable	986,127	681,007
Total	$6,254,057	$2,719,517

Note 18 – Commitment and Contingencies

Lease Obligation

The Company has entered into several agreements for the lease of storage facilities, offices premises and berth use rights.

The leases are for a period of one to ten years, and may be extended at management’s option. Management believes that they will remain at these facilities for the next ten years and have estimated that the commitments for minimum lease payments under these operating leases are approximately $2.2 million.

The Company’s commitment for minimum lease payments under these operating leases is as follows:

For the years ending December 31,
2014	$272,191
2015	272,191
2016	272,191
2017	272,191
2018	272,191
Thereafter	816,574
Total	$2,177,529

Supply Agreements

In September 2010, the Company executed a 10-year agreement to supply marine fuel to Haiyu Fishery Limited Corporation ("Haiyu") and Jinghai Group ("Jinghai"). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province.

Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.04 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the year ended December 31, 2013 and 2012, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

Note 19 – Concentration of Risks

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

As of December 31, 2013, all of the Company’s cash was on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

For the year ended December 31, 2013, one customer accounted for 16% of the Company’s total revenue. For the year ended December 31, 2012, two customers accounted for 33.1% and 10.5% of the Company’s total revenues.

For the year ended December 31, 2013, 46.5% of the Company’s raw materials purchase came from three suppliers, with each supplier individually accounted for 25.1%, 11.1% and 10.4% of the total purchase, respectively. For the year ended December 31, 2012, 31.6% of the Company’s raw materials purchase came from two suppliers, with each supplier individually accounted for 18.2% and 13.4% of the total purchase, respectively.

Note 20 – Terminating the operation of subsidiaries

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

In addition, pursuant to a Board Resolution of Tianjin Hailong dated on January 18, 2013, Dalian Fusheng approved to sell its 51.952% ownership interest in Tianjin Hailong to Tianjin Hailong's two individual shareholders Mr. Niu Jinfu and Mr.Zhao Guohua for RMB 5.46 million (about $0.86 million). After such sale, Tianjin Hailong’s operations will no longer be consolidated. The formal sale agreement has not been completed as of December 31, 2013. As of December 31, 2013, Tianjin Hailong’s total assets are $2.5 million, accounting for only 0.8% of the Company’s consolidated total assets; and total liabilities are approximately $1.9 million, accounting for only 0.8% of the Company’s consolidated total liabilities. There was no revenue and no net income/loss reported for the year ended December 31, 2013. The assets were not reported as discontinued operations due to immateriality.

Note 21 – Subsequent events

On February 7, 2014, the Company's subsidiary, Dalian Xingyuan entered into a short term bank loan agreement with Guangfa Bank Dalian Branch to borrow RMB 48 million (approximately $7.9 million) as working capital for one year (from February 7, 2014 to February 6, 2015). The loan bears a variable annual interest rate of 7.5%, which can be adjusted up 30% on a quarterly basis. The Company was required to deposit 50% of the proceeds (RMB 24 million or $3.9 million) as collateral to secure this bank loan. The Company’s major shareholder also signed an agreement with the bank to provide guarantee to this bank loan.

Pursuant to a Board Resolution on December 31, 2013, the Company decided to form a new subsidiary, Xinniu Development Co., Ltd., with registered capital of $32.7 million (RMB 200 million), to be contributed by the Company’s subsidiaries Dalian Fusheng, Dalian Xingyuan and Dalian Xifa together. On December 31, 2013, as required by the registration requirement, the Company paid $16.4 million (RMB 100 million) to the State Administration for Industry & Commerce (“SAIC”). Subsequently on January 22, 2014, Xinniu Development completed its registration and obtained the business license from the local SAIC.

Pursuant to Board Minutes dated on January 9, 2014, the Company’s subsidiary Lianyungang Fusheng increased its registered and paid in capital from $25.2 million (RMB 153.7 million) to $41.6 million (RMB 253.7 million). The Company’s newly formed subsidiary, Xinniu Development Co., Ltd. injected $16.4 million (RMB 100 million) to become the new shareholder of Lianyungang Fusheng. On January 20, 2014, Lianyungang Fusheng completed its registration and obtained the business license from the local SAIC.

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

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of the Evaluating Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, our the Evaluating Officers concluded that our disclosure controls and procedures were not effective as of the period covered, due to the reasons set forth below, and due to the material weaknesses in our internal control over financial reporting as discussed below under “Management’s Report on Internal Control Over Financial Reporting.” Accordingly, management cannot provide reasonable assurance of achieving the desired control objective. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions and the continued integration of these businesses. We have contracted to install new financial systems which was completed in July 2013. We will continue to address deficiencies as resources permit.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

Control Environment

Inadequate Written Policies and Procedures: Based on our management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2013. Management identified certain policies and procedures as inadequate and others as lacking in appropriate documentation. Management plans to enhance existing policies and procedures and prepare formal written documentation as appropriate. In addition, there continues to be a lack of consistent review procedures performed by management and also a lack of a formal control design structure for the review of external financial data.

Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2013. Although we believe that we have established appropriate transaction approval criteria, we do not have sufficient personnel to provide an independent review of journal entries, account analyses, monitoring or adequate risk assessment functions.

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

Information and Communication

Timeliness and Adequacy of Financial Reporting Disclosures: Our CEO and CFO concluded that our internal controls were not effective as of December 31, 2013 due to inherent weaknesses present in the preparation of financial statements and related disclosures as a result of our limited financial personnel, information technology infrastructure and other resources. However, management believes that, given the size and scope of our business, that all material information was communicated to management within a time frame that was adequate for management to make informed business and reporting decisions. In July 2013, we installed a new financial system in order to address some of these concerns.

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

Except as specifically described above, there was no change in our internal control over financial reporting during our fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     Other Information

None.

Part III

ITEM 10.     Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers as of December 31, 2013. Our Board oversees the business affairs of our company and monitors the performance of management. Under our Bylaws, the Board size may not exceed 6 members. Presently, there are five Board members. At each annual meeting, shareholders elect directors for a full term or the remainder thereof, as the case may be. Officers are appointed by, and serve at the pleasure of, our Board.

Name	Age	Position
Wen Jiang	50	Independent Director (1)(2)(3)(4)
Yudong Hou	45	Independent Director (1)(2)(3)
Zhenyu Wu	35	Independent Director (1)(2)(3)
An Fengbin	47	Former Chairman, President and Chief Executive Officer (5)
Wang Hao	40	Chief Executive Officer, President, Chairman of the Board (6)
Sun Xun	45	Chief Operating Officer
Bai Jinhai	74	Chief Technology Officer

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee; Chairman of the Audit Committee.
(4)	Audit Committee financial expert.
(5)	Effective as of December 27, 2013, An Fengbin resigned as the Company’s CEO and Chairman of the Board.
(6)	Appointed as the Company’s CFO effective as of December 17, 2012. Effective as of December 27, 2013 and following An Fengbin’s departure, Wang Hao was appointed as the Company’s CEO.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, the Company believes that, except for the Form 3 for Wang Hao filed on January 28, 2013, Form 4 for An Fengbin, Wen Jiang, Wang Hao, Zhenyu Wu and Yudong Hou (all filed on October 18, 2013) (which all were inadvertently filed late), all such reports were timely filed as necessary by the executive officers, directors and security holders.

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

Compensation of Directors and Executive Officers

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2013 and 2012, respectively, of our (i) Chief Executive Officer, (ii) Chief Financial Officer, and (iii) all other executive officers (collectively, the “named executive officers”):

•	Wang Hao - President and Chief Executive Officer (Principal Executive Officer) appointed to such offices in December 2013.
•	An Fengbin – former President and Chief Executive Officer of the Company; resigned in December 2013.
•	Quan Zhang – Interim CFO (Principal Financial and Accounting Officer) appointed to such offices in December 2013.
•	Haipeng Wang — Chief Financial Officer; resigned in November 2012.

Name and Office Held	Year	Salary	Bonus	Option Awards (4)(5)	Stock Based Compensation	Total
An Fengbin (1)(4)(5)	2013	$150,000	-	$150,000	-	$300,000
	2012	$150,000	-	-	-	$150,000
Wang Hao (2)(4)(5)	2013	$150,000	-	$75,000	-	$225,000
	2012	$75,000	-	-	-	$75,000
Quan Zhang (3)	2013	$24,476				$24,476
	2012	-	-	-	-	-
Haipeng Wang	2013	-	-	-	-	-
	2012	$50,000				$50,000

(1)     Former President and Chief Executive Officer of the Company; resigned in December 2013. On July 14, 2010, the Board, following the review and recommendation of the Compensation Committee of the Board, approved and adopted (i) an increase to An Fengbin’s annual base salary from USD$125,000 to $150,000, effective as of January 1, 2010; (ii) consistent with the terms and provisions of the Employment Agreement, an award Mr. An a one-time short term variable incentive pay in the amount of USD$125,000, which represents approximately 1.4% of the Company’s net income before taxes for the fiscal year ended December 31, 2009, and (iii) a grant of 100,000 stock options, vesting as follows: 40,000 options vesting on the date of the grant, 30,000 options - on the 1st anniversary of the grant and the remaining 30,000 options - on the 2nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010. Except as set forth above and footnote (2) below, there were no option grants, option exercises, options outstanding or stock vested in 2010 or 2009. We do not offer any pension benefit plans to our employees. In 2013, Mr. An’s salary remained at $150,000 per annum.

(2)     President and Chief Executive Officer (Principal Executive Officer) appointed to such offices in December 2013. The Board also approved the terms and provisions of Wang Hao’s base salary of USD$150,000 per annum, subject to review by the Board for subsequent increases on an annual basis. Prior to this appointment, he served as the Company’s CFO effective as of December 17, 2012.

(3)     Appointed as the Company’s Interim CFO in December 2013. The Board also approved the terms and provisions of Zhang’s base salary of RMB150,000 per annum, subject to review by the Board.

(4)     On September 25, 2013, the Board, following approval and recommendation of the Compensation Committee, approved and adopted executive management equity compensation. Namely, the Board granted, pursuant to the terms of the 2009 Equity Incentive Plan, to An Fengbin and Wang Hao shares of the Company’s common stock in the amounts equivalent to their respective annual base salaries, i.e. An Fengbin - $150,000, and Wang Hao - $75,000, based on the same price of $0.69 per share (which represents the average closing price of the Company’s common stock over the 30 day period preceding the grant date), all of which stock grants to vest as follows: ½ of each such grant vesting on the grant date of the grant and the remaining ½ - 6 months from the grant date.

(5)     Option Awards represent the grant date fair value of options in 2013, calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation for 2013, the following assumptions were made: (a) weighted expected life (years) - 3; (b) volatility - 163.67%; (c) dividend yield - 0.0%; and (d) weighted discount rate - 0.78% for the 2013 year option grant.

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Outstanding Equity Awards at December 31, 2013

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

An Fengbin (1)(3)	100,000	-	$4.27	July 14, 2020

Wang Hao Wen Tong(2)(3)	60,000	-	$4.27	July 14, 2020

(1)	On July 14, 2010, the Board, following the review and recommendation of the Compensation Committee of the Board, approved, among other things, a grant of 100,000 stock options, vesting as follows: 40,000 options vesting on the date of the grant, 30,000 options - on the 1st anniversary of the grant and the remaining 30,000 options - on the 2nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010.

(2)	On July 14, 2010, the Board, following the review and recommendation of the Compensation Committee of the Board, approved, among other things, a grant of 60,000 stock options, vesting in 3 equal annual installments as follows: 20,000 options vesting on the date of the grant, 20,000 options - on the 1st anniversary of the grant and the remaining 20,000 options - on the 2nd anniversary of the grant, with an exercise price of $4.27 per share, which was the closing price of the Company’s stock on July 14, 2010.

(3)	In 2013, there were no equity or option awards.

Director Compensation in 2013

The following table represents Board member compensation in 2013:

Name	Paid in Cash	Stock Awards (2)	All Other Compensation (3)	Total (5)
Wen Jiang (1)	$15,000	$15,000	$0	$30,000
Yudong Hou (1)	$15,000	$15,000	$0	$30,000
An Fengbin (4)	-	-	-	-
Wang Hao (4)	-	-	-	-
Francis N.S. Leong (1)	$18,000	$18,000	$0	$36,000

(1) On September 25, 2013, the Board granted, pursuant to the terms of the Company’s 2009 Equity Incentive Plan to each independent director shares of the Company’s common stock in the amounts equivalent to each independent director’s annual cash fee, i.e. Wen Jiang and Yudong Hou - $15,000, respectively, and Zhenyu Wu - $18,000, based on $0.69 per share, all of which stock grants to vest as follows: ½ of each such grant vesting on the grant date of the grant and the remaining ½ - 6 months from the grant date.

(2)     Amounts under Option Awards represent the grant date fair value of options granted during 2013.

(3)     All directors will be reimbursed for their reasonable out of pocket expenses associated with attending meetings.

(4)     Management member of the Board who is not compensated for his Board service.

(5)     Does not include Board member’s compensation in connection with his service on the Special Committee of the Board, which committee was established in November 2011, following receipt of a notice from An Fengbin of his intention to launch a tender offer to acquire all of the outstanding shares of Andatee that he did not already own. The Special Committee consisted of two of the Company’s independent directors, Francis N.S. Leong and Wen Jiang, and pursuant to the Board’s resolutions, Messrs. Leong and Jiang received $30,000 and $20,000, respectively, for their services on the committee. Mr. Leong is no longer a director of the Company.

Long Term Incentive Plan

2009 Equity Incentive Plan

In July 2009, our Board adopted, subject to the shareholder approval, the 2009 Equity Incentive Plan (the “Plan”) for our officers, directors, employees and outside consultants and advisors. We have developed this Plan to align the interests of (i) employees, (ii) non-employee Board members, and (iii) consultants and key advisors with the interests of our shareholders and to provide incentives for these persons to exert maximum efforts for our success and to encourage them to contribute materially to our growth. As of the date hereof, we have issued 645,652 options pursuant to the Plan.

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

As of March 1, 2014, there were 10,255,813 shares of our common stock issued and outstanding. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of Unit C, No. 68 of West Binhai Road, Xigang District, Dalian, P.R. of China.

Name	Shares Owned (1)	% of Class

An Fengbin (2)	4,890,451	47.12%
Wang Hao	108,695	1.04%*
Quan Zhang (5)	0	-
Wen Jiang (4)	52,489	*
Yudong Hou (4)	48,739	*
Zhenyu Wu	26,087	*
Star Blessing Enterprises Ltd. (3)	4,948,201	50.2%
All directors and executive officers as a group (4 people)	4,651,200	47.2%

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

(5)      Interim CFO of the Company appointed in December 2013.

Securities Authorized for Issuance under Equity Compensation Plans

As discussed above, our incentive plan authorizes awards representing up to 5,000,000 shares of common stock. As of the date hereof, we have issued 645,652 options pursuant to the Plan.

Equity Compensation Plan Information as of December 31, 2013

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

Except as set forth in Note 10 (Related Party Transactions) to the financial statements included in this Annual Report, from its inception to December 31, 2013, the Company has not been a participant in any transaction that is reportable under Item 404(d) of Regulation S-K. The Company knows of no proposed transaction in which it will be a participant that would be reportable under Item 404(d) of Regulation S-K.

Director Independence

Our Board is subject to the independence requirements of the Nasdaq Stock Market (“Nasdaq”). Pursuant to the requirements, the Board undertakes an annual review of director independence. During this review, the Board considers transactions and relationships between each director or any member of his immediate family and Andatee and its affiliates, including those transactions that are contemplated under Item 404(a) of Regulation S-K. The purpose of this review is to determine whether any such relationships or transactions exist that are inconsistent with a determination that the director is independent. Our Board has determined that a majority of our directors and all current members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are “independent” under the standards provided by the Nasdaq and that the members of the Audit Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act. Wang Hao, in addition to serving on the Board, also serves as our President and Chief Executive Officer, and neither serves on the Audit, Nominating and Governance, or Compensation Committees. The Board based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors.

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

The following table sets forth the aggregate fees billed by Friedman and DB for their respective work in 2013 and 2012 fiscal years:

	2013	2012

Audit Fee	$185,000	$179,000
Audit-Related Fees	$15,000	$12,000
Tax Fees	$-	$-
All Other Fees	$-	$-

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

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. Our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent accountants. The Audit Committee has adopted policies and procedures for the pre-approval of services provided by the independent accountants. The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent accountants. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the accountants’ independence. As permitted under the Sarbanes-Oxley Act of 2002, the Audit Committee may delegate pre-approval authority to one or more of its members. Any service pre-approved by a delegate must be reported to the Audit Committee at the next scheduled quarterly meeting. The Audit Committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence and concluded that it is compatible. In 2013 and 2012, all such services were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

No.	Exhibit Title

2.1	Share Exchange Agreement by and among the Company, Goodwill Rich International Limited and shareholders of Goodwill, dated as of August 21, 2009 (1)
2.2	Shandong Xinfa Fishery Group Co., Ltd. Equity Replacement Agreement (1)
2.3	Rongcheng Xinfa Share Transfer Agreement (1)
3.1(i)	Certificate of Incorporation (1)
3.1.1(i)	Amendment to the Certificate of Incorporation (1)
3.1(ii)	By-Laws (1)
4.1	Form of Common Stock Certificate (1)
10.1	Exclusive Consulting Services Agreement by and between Dalian Fusheng Consulting Co., Ltd. and Dalian Xingyuan Marine Bunker Co. Ltd., dated March 26, 2009 (1)
10.2	Operating Agreement by and among Dalian Fusheng Consulting Co., Ltd., Dalian Marine Bunker Co. Ltd and the stockholders of Xingyuan, dated March 26, 2009 (1)
10.3	Equity Pledge Agreement by and among Dalian Fusheng Consulting Co., Ltd., the Dalian Xingyuan Marine Bunker Co. Ltd and stockholders, dated March 26, 2009 (1)
10.4	Purchase Option Agreement by and among Dalian Xingyuan Marine Bunker Co. Ltd, the Xingyuan Stockholders and Dalian Fusheng Consulting Co., Ltd., dated March 26, 2009 (1)
10.5	Proxy and Voting Agreement by and between Dalian Fusheng Consulting Co., Ltd., Dalian Xingyuan Marine Bunker Co. Ltd, and Dalian Dongfangzheng Industrial Co., Ltd, dated March 26, 2009 (1)
10.6	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Jing, dated March 26, 2009 (1)
10.7	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Yu dated March 26, 2009 (1)
10.8	Proxy and Voting Agreement by and among Dalian Fusheng, Dalian Xingyuan and Wang Xin, dated March 26, 2009 (1)
10.9	Employment Agreement with An Fengbin (1)*
10.10	2009 Equity Incentive Plan (1)*
10.11	Loan Agreement with Shenzhen Development Bank Co, Ltd. (1)
10.12	Contract for Purchase and Sale with Panjin Liaohe Oil Field Dali Group Petrochemical Co., Ltd. (1)
10.13	Contract for Purchase and Sale with Qingdao Anbang Refining and Chemical Co., Ltd. (1)
10.14	Contract for Purchase and Sale with PetroChina Dalian Petrochemical Company. (1)
10.15	Sales Contract for Furfural Extract Oil with PetroChina Dalian Petrochemical Company. (1)

10.16	Sales Contract for Rubber Filling Oil and Extract Oil with PetroChina Dalian Petrochemical Company. (1)
10.17	Supplemental Agreement dated as of August 30, 2009. (1)
10.18	Authorization Agreement. (1)
10.19	Authorization letter amendment. (1)
10.20	Amendment No. 1 to the Authorization Agreement. (1)
14.1	Code of Ethics and Conduct. (1)
21.1	List of Subsidiaries **
23.1	Consent of the Independent Registered Public Accounting Firm **
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of CEO pursuant to 18 U.S.C.ss.1350.**
32.2	Certificate of CFO pursuant to 18 U.S.C.ss.1350.**

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

Andatee China Marine Fuel Services Corporation

By:	/s/ Wang Hao
Name:	Wang Hao
Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2014

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Wang Hao	Chief Executive Officer	March 31, 2014
Wang Hao	(Principal Financial Officer), Director

/s/ Quan Zhang	Interim Chief Financial Officer	March 31, 2014
Quan Zhang	(Principal Accounting and Financial Officer)

/s/ Wen Jiang	Director	March 31, 2014
Wen Jiang

/s/ Yudong Hou	Director	March 31, 2014
Yudong Hou

/s/ Zhenyu Wu	Director	March 31, 2014
Zhenyu Wu

Signed originals of this written statement have been provided to Andatee China Marine Fuel Services Corporation and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

