Form 10-Q
period 2014-03-31
Andatee China Marine Fuel Services Corp
filed 2014-05-15
CIK 1469606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 2014, the Company had 10,255,813 shares of common stock outstanding.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

2

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$3,578,161	$22,638,820
Restricted cash	102,891,963	99,659,597
Accounts receivable, net	45,327,389	45,818,721
Inventories, net	22,867,524	3,893,530
Advances to suppliers, net	16,942,585	25,930,533
Deposits for land use rights	714,065	720,084
Deferred financing costs, net of accumulated amortization of $5,217,076 and $3,779,111 as of March 31, 2014 and December 31, 2013, respectively	2,439,592	4,373,603
Other current assets	3,043,086	517,320
Total current assets	197,804,365	203,552,208

Property, plant and equipment, net	53,259,071	54,292,903
Construction in progress	34,525,512	17,781,162
Intangible assets, net	16,013,032	16,289,315
Equity investment	1,346,343	1,351,428
Total assets	$302,948,323	$293,267,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term bank borrowings	$25,560,298	$27,821,419
Bank note payable	193,716,224	191,257,528
Accounts payable and accrued liabilities	18,606,706	3,156,079
Advances from customers	202,256	1,693,875
Loan from third parties	97,373	98,193
Related party loans payable	2,309,622	1,595,594
Taxes payable	3,518,918	6,254,057
Other liabilities	2,739,325	1,149,298
Total current liabilities	246,750,722	233,026,043

Warrant liability	289,451	290,687
Total liabilities	247,040,173	233,316,730

Commitments and contingencies

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,255,813 shares issued; 10,164,621 shares outstanding	10,256	10,256
Treasury stock, at cost; 91,192 shares	(497,693)	(497,693)
Additional paid-in capital	30,033,119	29,998,994
Accumulated other comprehensive income	5,728,182	6,206,460
Retained earnings	14,568,857	17,990,881
Statutory reserve	3,932,585	3,932,585
Total stockholders' equity of the Company	53,775,306	57,641,483
Non-controlling interest	2,132,844	2,308,803
Total equity	55,908,150	59,950,286
Total liabilities and stockholders' equity	$302,948,323	$293,267,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,
	2014	2013

Revenues	$41,956,641	$53,631,654
Cost of revenues	39,092,392	50,164,236
Gross profit	2,864,249	3,467,418

Operating expenses
Selling expenses	231,321	459,055
General and administrative expenses	2,334,227	1,649,865
Total operating expenses	2,565,548	2,108,920

Income from operations	298,701	1,358,498

Other income (expense)
Interest income	192,000	211,420
Interest expense	(3,929,734)	(913,528)
Income from equity investment	6,257	24,916
Change in fair value of warrants	1,236	-
Other income (expense)	(8,357)	33,327
Total other expense	(3,738,598)	(643,865)

(Loss) income before income tax provision	(3,439,897)	714,633

Provision for income taxes	121,739	416,586

Net (loss) income	(3,561,636)	298,047
Less: net loss attributable to non-controlling interest	(139,612)	(36,925)
Net (loss) income attributable to Andatee China Marine Fuel Services Corporation	$(3,422,024)	$334,972

Comprehensive (loss) income
Net (loss) income	(3,561,636)	298,047
Foreign currency translation adjustment	(514,624)	582,111
Comprehensive (loss) income	(4,076,260)	880,158
Less: comprehensive loss attributable to non-controlling interest	175,959	(231,388)
Comprehensive (loss) income attributable to Andatee China Marine Fuel Services Corporation	(3,900,301)	648,770

Weighted average number of shares:
Basic	10,255,813	9,610,159
Diluted	10,255,813	9,610,159

(Loss) earnings per share:
Basic	$(0.33)	$0.03
Diluted	$(0.33)	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2014	2013

Cash flows from operating activities
Net (loss) income for the period	$(3,561,636)	$298,047
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	608,825	479,794
Amortization	92,612	126,205
Provision for doubtful accounts	552,557	525,032
Change in inventory reserve	98,226	21,640
Deferred tax benefit	-	(253,353)
Amortization of deferred financing costs	3,929,387	-
Amortization of stock-based compensation	34,125	-
Income from equity investment	(6,257)	(24,916)
Change in fair value of warrants	(1,236)	-
Changes in operating assets and liabilities:	-
Accounts receivable	(748,970)	(2,629,394)
Inventories	(19,248,657)	(4,328,004)
Advances to suppliers	9,141,457	(5,030,883)
Other current assets	(2,497,715)	(523,678)
Accounts payable and accrued liabilities	16,986,116	221,888
Advances from customers	(1,488,648)	(1,935,473)
Taxes payable	(2,703,180)	691,875
Other liabilities	181,074	22,437
Net cash provided by (used in) operating activities	1,368,080	(12,338,783)

Cash flows from investing activities
Acquisition of equity method investee	-	(1,274,514)
Additions to construction in progress	(17,020,854)	-
Additions to property and equipment	(24,372)	(66,622)
Addition to intangible assets	(978)	-
Net cash used in investing activities	(17,046,204)	(1,341,136)

Cash flows from financing activities
Proceeds from short term loans	11,037,347	19,038,060
Repayments of short term loans	(13,081,300)	(1,752,457)
Proceeds from bank notes	40,610,897	11,470,630
Repayments on bank notes	(36,522,990)	(19,754,975)
Restricted cash, net	(4,096,080)	3,400,965
Deferred financing costs	(2,017,564)	-
Repayment of loans to third parties	-	(174,587)
Proceeds of loans from related parties	733,418	76,604
Net cash (used in) provided by financing activities	(3,336,272)	12,304,240

Effect of exchange rate changes on cash and cash equivalents	(46,263)	6,682

Net decrease in cash and cash equivalents	(19,060,659)	(1,368,997)

Cash and cash equivalents, beginning of period	$22,638,820	$1,625,705

Cash and cash equivalents, end of period	$3,578,161	$256,708

Supplemental cash flow information
Interest paid	$2,572,226	$227,259
Income taxes paid	$732,382	$312,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Andatee China Marine Fuel Services Corporation (the” Company”), its subsidiaries, its variable interest entities (“VIE”) and its VIE’s subsidiaries (collectively the “Group”) are principally engaged in the production, storage, distribution and trading of blended marine fuel oil for cargo and fishing vessels in the PRC.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2014 and 2013 are not necessarily indicative of the results than may be expected for the fiscal year ending December 31, 2014. The information included in the Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014.

NOTE 2 - LIQUIDITY

As reflected in the Company’s unaudited condensed consolidated financial statements, the Company had a net loss and negative cash flow from operating activities for the three months ended March 31, 2104. The Company also has a working capital deficit at March 31, 2014. The Company relies upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from operating activities and there is no assurance that it will be able to do so in the future.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information as of the date of the financial statements.

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

Foreign currency transactions are translated at the spot rates on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency transactions are included in the unaudited condensed consolidated statements of operations and other comprehensive income (loss).

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Translation of amounts from RMB into the US dollar has been made at the following exchange rates for the respective period:

	March 31, 2014	December 31, 2013	March 31, 2013
Period end RMB : USD exchange rate	6.1619	6.1104	6.2666
Average RMB : USD exchange rate	6.1156	6.1905	6.2769

Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to use observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. The Company’s level 2 financial instruments consist principally of a warrant liability, which is measured on a recurring basis using a model based valuation technique. The warrants do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as a long-term liability. The fair value of the warrants is calculated using the Black-Scholes options pricing model (See Note 14 for valuation of warrant liability).

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Unless otherwise disclosed, the fair value of the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, short term loans, bank notes payable and accrued liabilities.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as estimated needed. The Company grants credit to customers with good credit standing with a maximum of 180 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect all amounts due to it. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against trade and other receivables balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive income (loss). Actual amounts received may differ from management's estimate credit worthiness and the economic environment. In the event the accounts become overdue, the Company would continue its best efforts to collect from customers until events or circumstances indicate that the amounts might not be collectible, then, a reserve against specific uncollectible amounts will be recorded.

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

Goodwill

In the fourth quarter of 2013, the Company impaired its goodwill that was previously recognized in acquisitions. The impairment to goodwill was made after the Company estimated the fair values of businesses acquired and determined that the implied fair value of goodwill was lower than the carrying value of goodwill. The fair value of goodwill was established based on future cash flows (level 3 inputs). Accordingly, the Company recorded an impairment charge totaling $1,234,709 during the fourth quarter in the year ended December 31, 2013.

Impairment of Long-Lived Assets

Certain assets such as property, plant, and equipment, and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of March 31, 2014.

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

In the normal course of business, the Company may be subject to challenges from taxing authorities regarding the amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions. Management determines whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of March 31, 2014, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

Earnings (loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC Topic 260 Earnings Per Share, which requires presentation of both basic and diluted earnings (loss) per share (EPS) on the face of the income statement.

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for that period.

Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential shares consist of incremental common shares issuable upon exercise of stock options, vesting of restricted stock units and conversion of preferred stock (none outstanding) for all periods, except in situations where inclusion is anti-dilutive.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity Investment

The Company accounts for its investments in unconsolidated entities by the equity method. The Company’s share of earnings (loss) in the unconsolidated entity is included in other income (loss) on the consolidated statements of operations and comprehensive income (loss) (after elimination intra-company profit and losses). The carrying value of the Company’s investments in unconsolidated entities is recorded in the Equity Investment line of the Consolidated Balance Sheets. The Company records losses of the unconsolidated entities only to the extent of the Company’s investment.

We evaluate our equity method investment for impairment when there are indicators of impairment. If indicators suggest impairment, we will perform an impairment test to assess whether an adjustment is necessary. The impairment test considers whether the fair value of our equity method investment has declined and if such decline is other than temporary. If a decline in fair value is determined to be other than temporary, the investment’s carrying value if written down to fair value.

Recent Accounting Pronouncements

In April 2014, the FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable is as follows:

	March 31, 2014	December 31, 2013
Trade accounts receivable	$46,958,021	$46,604,189
Less: allowances for doubtful accounts	(1,630,632)	(785,468)
Accounts receivables, net	$45,327,389	$45,818,721

NOTE 5 - INVENTORIES, NET

The Company’s inventory consists of the following:

	March 31, 2014	December 31, 2013
Marine Fuel	$22,982,436	$3,911,101
Less: inventory reserve	(114,912)	(17,571)
Total Inventory, net	$22,867,524	$3,893,530

NOTE 6 - ADVANCES TO SUPPLIERS, NET

Advances to suppliers represent the payments made to suppliers in advance for the purchase of certain materials and fuels. Advances to suppliers consisted of the following:

	March 31, 2014	December 31, 2013
Advances to suppliers	$17,168,224	$26,462,158
Less: allowance for doubtful accounts	(225,639)	(531,625)
Advances to suppliers, net	$16,942,585	$25,930,533

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s Property, Plant and Equipment are as follows:

	March 31, 2014	December 31, 2013
Property and buildings	$48,260,548	$48,643,214
Machinery, boiler and marine bunker equipment	10,624,630	10,714,150
Transportation vehicles	1,524,245	1,537,092
Office equipment	53,708	53,883
Leasehold improvement	68,434	69,011
Total	60,531,565	61,017,350
Less: Accumulated depreciation	(7,272,494)	(6,724,447)
Property, Plant and Equipment, net	$53,259,071	$54,292,903

Depreciation expense was $608,825 and $479,794 for the three months ended March 31, 2014 and 2013, respectively.

Property and equipment with a net book value $42,860,138 and $44,976,316 has been pledged as collateral for certain bank acceptance notes and bank loans at March 31, 2014 and December 31, 2013, respectively (See Note 11 and Note 12).

NOTE 8 - CONSTRUCTION-IN-PROGRESS

The construction projects in progress are to build facilities to expand production capacity in Lianyungang, Donggang, Rongcheng and Wujiang areas. Construction costs mainly represent construction expenditures and equipment costs not yet in service. The Company completed three construction projects totaling $11.7 million (RMB 72.15 million) by the end of May 2013 after these projects passed the inspection conducted by local the government agencies. In December 31, 2013, the Company started to construct a new chemical and fuel oil blending project in Lianyungang city after the Company obtained a land use right in October 2013. Total estimated contract price for this new project is approximately $41 million (or RMB 250 million). The Company prepaid $17 million (equivalent to RMB 100 million) to a contractor to start the project in December 2013 and further paid an additional $16.2 million (equivalent to RMB 100 million) to the contractor in March 2014.

The Company’s construction-in-progress is as follows:

	March 31, 2014	December 31, 2013
Berth and berth improvements	$692,971	$698,812
Oil blending and chemical project at Lianyungang	32,517,393	16,418,320
Capitalized interest	1,315,148	664,030
Total	$34,525,512	$17,781,162

NOTE 9 - INTANGIBLE ASSETS, NET

The Company’s intangible assets with finite lives are summarized as follows:

	March 31, 2014	December 31, 2013
Land use rights	$13,256,920	$13,368,652
Leasehold right	2,734,546	2,757,594
Licenses and permits	1,136,013	1,145,588
Software	39,543	38,897
Total	17,167,022	17,310,731
Less: accumulated amortization	(1,153,990)	(1,021,416)
Intangible assets, net	$16,013,032	$16,289,315

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Land use rights with a net book value of $9,274,406 and $9,352,573 were pledged as collateral for certain loans and bank notes at March 31, 2014 and December 31, 2013, respectively (see Note 11 “Short-term bank borrowings” and Note 12 “Bank notes payable”).

Amortization expenses for the three months ended March 31, 2014 and 2013 were $92,612 and $126,205, respectively.

The estimated future amortization expense is as follows:

For the twelve months ending March31,
2015	$533,314
2016	530,883
2017	524,485
2018	524,485
2019	524,485
Thereafter	13,375,380
Total	$16,013,032

NOTE 10 - EQUITY INVESTMENT

In January 2013, the Company, together with two third-parties, Dalian Lianzon Marine Group (“Lianzon”) and Dalian Lianye Investment Consulting Co., Ltd. (“Lianye”), jointly formed a new entity, Dalian Haode Petroleum and Chemical Co., Ltd. (“Haode”), in which the Company invested RMB 8 million (approximately $1.30 million) for a 20% ownership interest in Haode. Haode engages in chemical product sales, marine fuel material purchases and trading, logistics and other consulting services in the PRC.

Total allocated income from the unconsolidated entity amounted to $6,257 and $24,916 for the three months ended March 31, 2014 and 2013, respectively, which are included in “Income from equity investment” in the unaudited condensed consolidated statements of operations and other comprehensive income (loss). As of March 31, 2014, the total assets and liabilities of the unconsolidated entity were approximately $4.9 million and $3.6 million, respectively.

NOTE 11 – SHORT-TERM BANK BORROWINGS

The following is a summary short-term bank borrowings:

		March 31, 2014	December 31, 2013
Bohai Bank:
Interest at 6.3%, payable on February 3, 2014	(1)	$-	$4,909,663
Fuxin Bank:
Interest at 6.5%, payable on March 26, 2014	(1)	-	8,182,770
Interest at 5%, payable on March 27, 2015	(2)	1,622,876	-
Interest at 5%, payable on March 30, 2015	(2)	1,541,732	-
Citic Bank:
Interest at 7.5%, payable on April 18, 2014	(3)	6,491,504	6,546,216
Interest at 7.5%, payable on September 24, 2014	(4)	8,114,380	8,182,770
Guangfa Bank:
Interest at 7.5%, payable on February 6, 2015	(5)	7,789,806	-
Total		$25,560,298	$27,821,419

(1)	The loans were fully repaid upon maturity in the first quarter of 2014.

(2)	In March, 2014, the Company’s subsidiary Dalian Xingyuan entered into short-term bank loan agreements with Fuxin Bank to borrow RMB 10 million (equivalent to $1,622,876) and RMB 9.5 million (equivalent to $1,541,732), respectively, as working capital for one year. The loans bear variable interest rates of 5%. There were no collateral requirements for these loans. The Company subsequently repaid these loans on April 14, 2014.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	On September 25, 2013, the Company's subsidiary, Dalian Fusheng entered into a short-term bank loan agreement with Citic Bank to borrow RMB 40 million (equivalent to $ 6,491,504) as working capital for approximately 7 months (from September 25, 2013 to April 18, 2014. The loan bears an interest rate of 7.5%. There is no collateral requirement for this loan. The loan was subsequently repaid upon maturity on April 18, 2014.

(4) (5)

On September 25, 2013, the Company's subsidiary, Dalian Xingyuan entered into a short-term bank loan agreement with Citic Bank to borrow RMB 50 million (equivalent to $ 8,114,380) as working capital for approximately one year (from September 25, 2013 to September 24, 2014). The loan bears an interest rate of 7.5%. There is no collateral requirement for this loan.

On February 7, 2014, the Company’s subsidiary, Dalian Xinguan entered into a short term bank loan agreement with Guangfa Bank to borrow RMB 48 million (equivalent to $7,789,806) as working capital for one year (from February 7, 2014 to February 6, 2015). The loan bears a variable interest rate of 7.5% plus 30 basis points on a quarterly basis. The Company is required to deposit 50% of the proceeds as collateral to secure this bank loan. In addition, the Company’s subsidiary Dalian Fusheng and the Company’s major shareholder signed guarantee agreements with the bank to guarantee this loan.

NOTE 12 - BANK NOTE PAYABLE

The Company has various credit facilities with Citic Bank, Fuxin Bank and Xingye Bank that provide for working capital in the form of bank acceptance notes. The terms of the notes are six months or one year, with an interest rate in the range of 3.6% to 8.5%. The Company is required to deposit 30% to 100% restricted cash to guarantee the bank notes. As of March 31, 2014 and December 31, 2013, $102.9 million and $99.7 million of restricted cash were deposited in banks.

During the first quarter of 2014, $40.3 million (RMB 248.4 million) of bank notes were borrowed from banks in total, and $36.25 million (RMB 223.4 million) were repaid upon maturity. Subsequent to March 31, 2014, approximately $51.9 million (RMB 320.0 million) of bank notes have been repaid in full.

In connection with these borrowings, the Company has pledged the following assets as collateral:

•	Fuel oil tanks;

•	Land use right of 46,142 square meters, oil storage tank and other fixed assets;

•	Land use right of 1,610,671 square meters;

In addition, two related parties, Panjing Fusheng Petrol Co., Ltd. and Donggang Xingyuan Fishery Wharf Gas Station pledged land use rights and fixed assets as additional collateral for these bank notes. The Company’s major shareholder and his wife have also pledged their personal assets and credits to guarantee these bank notes. Another related party, Dalian Dingfangzheng Co., Ltd. has also signed a loan guarantee agreement with the banks to guarantee these borrowings.

A portion of these bank notes has been used by the Company’s subsidiary, Lianyungang Fusheng to make payment to the contractor to construct our new chemical and fuel oil blending project in Lianyungang city, and approximately $1.3 million (RMB 8.1 million) of interest has been capitalized as of March 31, 2014 (See Note 8).

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance its working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand.

The following summarizes the Company’s loans payable to related parties:

	March 31, 2014	December 31, 2013
Shanghai Xifa Petrochemical Co., Ltd. (1)	$1,042,832	$396,999
Wujiang Huayuan Petrochemical Co., Ltd. (1)	595,175	724,829
Donggang Xingyuan Shipyard Co., Ltd. (1)	557,884	369,329
Chen Weiwen, legal representative of Xiangshan Nanlian	81,144	81,828
An Fengbin, major shareholder of the Company	32,587	22,609
Total	$2,309,622	$1,595,594

(1)	Shanghai Xifa Petrochemical Co., Ltd., Wujiang Huayuan Petrochemical Co., Ltd. and Donggang Xingyuan Shipyard Co., Ltd. are entities controlled by the Company’s major shareholder.

(2)	In connection with the Company’s bank loans and bank notes borrowed from PRC Banks, the Company’s major shareholder, his wife and several other related parties controlled by the major shareholder provided loan guarantees for the Company’s bank borrowings (See Note 11 and Note 12).

 Note 14 – EQUITY

On June 7, 2013, the Company issued 250,000 shares to a third-party consultant for consulting services. The consulting service period is from June 8, 2013 to June 8, 2014. The fair value of this compensation is based on the closing stock price on the grant date. The total $425,000 stock compensation expense has been fully recognized for services provided during the year ended December 31, 2013.

On June 7, 2013, the Company also issued warrants to purchase 200,000 shares at an exercise price of $1.50 to this Consultant. These warrants vested on March 31, 2014 and are exercisable three years from date of issuance.

The fair value of the warrants was calculated using the following assumptions: volatility 137%, risk free interest rate at 0.52% and 0.66% on the grant date and June 30, 2013, respectively, and expected term of 3.5 years. The fair value of these warrants was $102,836 at the grant date, $290,687 on December 31, 2013 and $289,451 on March 31, 2014. The Company recognized a gain of $1,236 from the change in fair value of the warrants for the period ended March 31, 2014. The related amortization of share-based compensation expense was $25,709 and $-0- for the three months ended March 31, 2014 and 2013, respectively.

These warrants are not included in diluted weighted average shares calculation as the impact of all potential dilutive securities outstanding was anti-dilutive due to the Company's net loss for the quarter ended March 31, 2014.

Pursuant to the terms of the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), on September 25, 2013, the Company’s Board of Directors approved and adopted the following changes to the executive and independent director compensation: (i) Independent director equity compensation – the Board granted to each independent director shares of the Company’s common stock in the amounts equivalent to each independent director’s annual commitments, i.e. Wen Jiang and Yudong Hou - $15,000, respectively, and Zhenyu Wu - $18,000, and (ii) Executive management equity compensation – the Board granted to An Fengbin, the Company’s CEO, and Wang Hao, the Company’s CFO, shares of the Company’s common stock in the amounts equivalent to their respective annual base salaries, i.e. An Fengbin - $150,000, and Wang Hao - $75,000. The stock price on the grant date was $0.69 per share, which represents the average closing price of the Company’s common stock over the 30 day period preceding the grant date. All of these stock grants are to vest as follows: ½ of each such grant vesting on the date of the grant and the remaining ½ - 6 months from the grant date. $34,125 of stock compensation expense was recognized for services provided during the three months ended March 31, 2014.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RESTRICTED NET ASSETS

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

In accordance with the Regulations on Enterprises with Foreign Investment of China and their articles of association, a foreign invested enterprise established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A wholly-owned foreign invested enterprise is required to allocate at least 10 % of its annual after-tax profit to the general reserve until such reserve has reached 50 % of its respective registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors for all foreign invested enterprises. These reserves can only be used for specific purposes and are not distributable as cash dividends. Fusheng were established as a wholly-owned foreign invested enterprise and therefore are subject to the above mandated restrictions on distributable profits.

Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide statutory common reserve at least 10% of its annual after-tax profit until such reserve has reached 50 % of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. These reserves can only be used for specific purposes and are not distributable as cash dividends. Xingyuan and its subsidiaries were established as domestic invested enterprises and therefore are subject to the mandated restrictions on distributable profits.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as a general reserve fund, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer a portion of their net assets to the Company. The restricted amounts as determined pursuant to PRC statutory laws totaled approximately $3,933,000 as of March 31, 2014 and December 31, 2013.

NOTE 16 - TAXES

(a) Corporate Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Andatee Marine Fuel Services Corp.	U.S.A
Goodwill Rich International	Hong Kong, PRC
Fusheng, Xingyuan and their subsidiaries	Mainland, PRC

United States

The parent Company Andatee China Marine Fuel Services Corp. was incorporated in the United States and has incurred net operating losses for U.S. federal income tax purposes as of March 31, 2014. Andatee had loss carry forwards of approximately $900,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2034. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full valuation allowance has been provided against the gross deferred tax asset. The valuation allowance as of March 31, 2014 and December 31, 2013 was approximately $307,000.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Hong Kong, PRC

The Company’s wholly owned subsidiary Goodwill Rich was incorporated in Hong Kong and is subject to Hong Kong corporate income tax at a rate of 16.5 % on the estimated assessable profits arising from Hong Kong. Goodwill Rich has not earned any income that was derived in Hong Kong since inception and therefore was not subject to Hong Kong income tax. As of March 31, 2014, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to approximately $3,953,000, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for Hong Kong income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2014 and December 31, 2013 against the gross deferred tax asset. The valuation allowance as of March 31, 2014 and December 31, 2013 was approximately $652,000 and $632,000, respectively.

Mainland, PRC

The Company’s wholly owned subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China, which are currently subject to tax at a statutory rate of 25 % on net income reported after appropriated tax adjustments.

The following table reconciles the statutory rates to the Company’s effective tax rate for the periods indicated:

	March 31, 2014	March 31, 2013
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
Hong Kong income tax	-	-
China Statutory income tax rate	25.0	25.0
Non-deductible expenses-permanent difference (1)	-	68.8
Changes in valuation allowance	(21.5)	(35.5)
Effective tax rate	3.5%	58.3%

(1)	Non-deductible expenses primarily included legal, accounting and other consulting expenses of Hong Kong Goodwill Rich and PRC subsidiaries which are not expected to be deductible for income taxes in the future.

The income tax provision (benefit) for the three months ended March 31, 2014 and 2013 is as follows:

	March 31, 2014	March 31, 2013
Current	$121,739	$669,939
Deferred	-	(253,353)
Total	$121,739	$416,586

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forward. Some of the Company’s subsidiaries have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to approximately $4,642,000 as of March 31, 2014 and expire through 2018. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.

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

For the three months ended March 31, 2014, management believes that the realization of the benefit arising from the losses of certain PRC subsidiaries appears to be uncertain and may not be realizable in the near future. Therefore, a full valuation allowance has been provided.

The components of deferred tax assets consist of the following:

	March 31, 2014	December 31, 2013
Net operating loss of subsidiaries	$1,642,051	$1,467,611
Temporary difference	68,648	(571,972)
Effect of foreign currency exchange rate	12,951	(11,589)
Total	1,723,650	884,050
Less: valuation allowance	(1,723,650)	(884,050)
Deferred tax assets	$-	$-

As of March 31, 2014, the tax years ended December 31, 2008 through December 31, 2013 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

(b) Value added tax

The Company is subject to a value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17 % for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued.

In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities.

(c) Taxes Payable

Taxes Payable consisted of the followings:

	March 31, 2014	December 31, 2013
Income Tax Payable	$409,189	$1,024,169
VAT Payable	2,322,618	4,243,761
Other Tax Payable	787,111	986,127
Total	$3,518,918	$6,254,057

NOTE 17 - COMMITMENT AND CONTINGENCIES

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

The Company’s commitment for minimum lease payments under these operating leases is as follows:

For the twelve months ending March 31,
2015	$294,602
2016	275,525
2017	275,525
2018	275,525
2019	275,525
Thereafter	757,692
Total	$2,154,394

Supply Agreements

The Company executed a 10-year agreement expiring in August 2020 to supply marine fuel to Haiyu Fishery Limited Corporation ("Haiyu") and Jinghai Group ("Jinghai"). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province.

Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.05 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the three months ended March 31, 2014 and 2013, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

 NOTE 18 - CONCENTRATION OF RISKS

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

As of March 31, 2014, all of the Company’s cash was on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

For the three months ended March 31, 2014, no single customer accounted for more than 10% of the Company’s total revenues, and three customers collectively accounted for approximately 54% of total accounts receivable. For the three months ended March 31, 2013, no single customer accounted for more than 10% of the Company’s total revenues, and two customers collectively accounted for approximately 37% of total accounts receivable.

For the three months ended March 31, 2014, one vendor accounted for 28% of the Company’s total purchases, and seven vendors accounted for approximately 89% of total advances to suppliers. For the three months ended March 31, 2013, four vendors accounted for 58% of the Company’s total purchases, and two vendors accounted for approximately 66% of total advances to suppliers.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUBSEQUENT EVENTS

On April 23, 2014, the Company’s subsidiary Dalian Fusheng obtained a $32.5 million (about RMB 200 million) line of credit from CITIC bank as working capital. The Company is required to pledge land use rights of 14,994.9 square meters and 40 oil storage tanks as collateral for this borrowing. The Company's subsidiary, Dalian Xingyuan, Xiangshan Nanlian and a major shareholder also are required to co-sign guarantee agreements to guarantee this borrowing. The bank also requires certain restricted cash as further collateral to guarantee this borrowing.

In addition, on April 23, 2014, the Company's subsidiary, Dalian Xingyuan obtained a new line of credit of $8.1 million (about RMB 50 million) from CITIC bank, in terms of bank loan, bank acceptance bills and other financing methods. The Company's subsidiary, Dalian Fusheng and a major shareholder also needed to co-sign guarantee agreements to guarantee this borrowing.

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

In March 2009, Goodwill Rich established a subsidiary company in Dalian, PRC named Dalian Fusheng Consulting Company (“Fusheng”). Fusheng has serveral 100% controlled subsidiaries including Dalian Xifa Petrochemical Company, Ltd.(“Dalian Xifa”), Shandong Xifa Prochemical Company, Ltd. (“Shandong Xifa”), Shenzhen Shengfu Petrochemical Company, Ltd.( “Shenzhen Shengfu”). In July 2010, Fusheng acquired a 52% ownership of Hailong Petrochemical Company (“Hailong”). In December 2011, Fusheng acquired a 61% equity interest in Suzhou Fusheng Petrochemical Company (“Suzhou Fusheng”) for RMB 12.2 million (approximately $1.93 million). Suzhou Fusheng owns storage tanks and land use rights to develop a riverside fuel oil pump station in Suzhou Wujiang City, Jiangsu Province. In December 2011, Fusheng acquired a 100% equity interest in Rongcheng Zhuoda Trading Co (“Zhuoda”) for RMB 13 million (approximately US$ 2 million). Zhuoda owns storage tanks with a capacity of 13,000 cubic meters in Rongcheng City, Shandong Province. In December 2011, Fusheng’s subsidiary Dalian Xifa Petrol Company acquired a 90% equity interest in Wujiang Xinlang Petrochemical Company (“Xinglang”) for RMB 2.36 million (approximately US383,000). Xinglang owns land use rights to develop a riverside fuel oil pump station in Wujiang City, Jiangsu Province. On April 27, 2013, Dalian Fusheng formed a new subsidiary Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”) in the city of Lianyungang under the laws of the PRC with initial registered capital of $4.69 million (RMB 29 million). Based upon the Board Resolutions, Dalian Fusheng increased the registered and paid in capital of Lianyungang Fusheng to RMB 53.68 million on November 1, 2013 and then increased to RMB 153.68 million on December 27, 2013. On January 9, 2014, the Company’s new subsidiary Xinniu Development Co., Ltd. invested additional RMB 100 million (about $16.2 million) to increase the registered and paid in capital of Lianyungang Fusheng to RMB 253.68 million.

Xingyuan was established in September 2001 with an initial registered capital of RMB 30.01 million (approximate to USD 4.9 million). Its registered capital was increased to RMB 60.05 million (or USD 9.7 million) in 2008. Xingyuan originally held 100% ownership of Donggang Xingyuan Marine Fuel Company (“Donggang Xingyuan”), a company incorporated in Dalian, PRC, in April, 2008. In addition, in December 2008, Xingyuan acquired 90% ownership of Rongcheng Xinfa Petroleum Company (“Xinfa”) and 63% ownership of Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”). During 2011, the Company entered into a corporate reorganization, in which Xingyuan transferred its 90% ownership in Xinfa and 52% ownership in Mashan to Dalian Xifa Petrol Company, and transferred its 100% ownership in Donggang Xingyuan to Fusheng. The reorganization was accounted for at book value, as they were transactions between entities under common control. On April 27, 2013, Dalian Xingyuan formed a new subsidiary Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”) in the city of Lianyungang under the laws of the PRC with registered capital of $3.4 million (RMB 21,000,000). During the third quarter of 2013, Dalian Xingyuan acquired 37% capital shares from Xiangshan Nanlian’s minority shareholder Mr. Chen Wenwei for a cash consideration of RMB 11.2 million. Xiangshan Nanlian completed the registration change with local State Administration of Industry and Commerce (the “SAIC”) on July 29, 2013 to reflect the share structure change. After the acquisition, Xiangshan Nanlian became the 100% controlled subsidiary of Dalian Xingyuan. The acquisition was treated as a related party transaction because formal minority shareholder Mr. Chen Weiwen still serves as the legal representative of Xiangshan Nanlian after the acquisition.

On December 31, 2013, Dalian Fusheng, Dalian Xingyuan and Dalian Xifa jointly formed a new subsidiary Xinniu Development Co., Ltd. (“Xinniu”) in the city of Dalian under the laws of the PRC with registered capital of $32.5 million (RMB 200 million), among which $16.4 million has been paid to local State Administration for Industry & Commerce (“SAIC”) for registration purposes as of December 31, 2013.

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

Facility Expansion

In April 2011, we commenced the construction of Tengda wharf and storage tanks located in Rongcheng City, Shandong Province. The Tengda projects will expand the existing wharf and storage tanks. The capital expenditure for expanding the wharf and tank storage is estimated to be RMB 46 million (US$7.47 million). The construction of Tengda wharf has been completed in 2013 after it passed the inspection conducted by local the government agencies.

In July 2011, we commenced the constructions of new blending facilities in Xinfa in Rongcheng City, Shandong province, which is designed to improve our production capabilities in blending with 20,000 cm tanks on site. The capital expenditure is estimated to be RMB 25 million (US$ 4.06 million). The construction of the blending facilities in Xinfa has also been completed in 2013 after it passed the inspection conducted by local the government agencies.

In September, 2011, our subsidiary Suzhou Fusheng entered into a 10 year oil storage tank lease agreement with third-party Wujiang Coal & Oil Company Limited, to lease the use right for 14 oil tanks with total volume of 16,000 cubic meters, with annual lease price of RMB 1.685 million (or total lease price of RMB 16.85 million for 10 years).

On January 7, 2013, our subsidiary Lianyungang Fusheng entered into a cooperative agreement with local government Jiangsu Guanyun County Lingang Industrial Park Management Committee, and agreed to invest about RMB 2 Billion (about USD 324.6 million) in Lingang Industrial Park to start a chemical material manufacturing project. On October 18, 2013, we obtained Certificate of Land Use Right for the first batch of land totaling 1.6 million square meters at a cost of RMB 53.3 million. In December 2013, we have prepaid approximately RMB 100 million to constructor to start the chemical and fuel oil blending project and in March 2014, we prepaid additional RMB 100 million to constructor for the CIP project, which is expected to be completed by early 2015.

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

Shanghai Fusheng was incorporated by Dalian Xifa on April 6, 2012 with original paid in capital of RMB 1 million(approximately US$ 0.16 million), on July 11, 2012, Dalian Xifa increased the paid in capital in Shanghai Fusheng by RMB 14 million (approximately US$ 2.27 million). As a result, the final paid in capital of Shanghai Fusheng is RMB 15 million (approximately US$ 2.43 million).

On April 27, 2013, Dalian Fusheng formed a new subsidiary Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”) in the city of Lianyungang under the laws of the PRC with initial registered capital of $4.70 million (RMB 29,000,000). Based upon the Board Resolutions, Dalian Fusheng increased the registered and paid in capital of Lianyungang Fusheng to RMB 53.68 million on November 1, 2013 and then increased to RMB 153.68 million on December 27, 2013. On January 9, 2014, the Company’s new subsidiary Xinniu Development Co., Ltd. invested additional RMB 100 million (about $16.2 million) to increase the registered and paid in capital of Lianyungang Fusheng to RMB 253.68 million.

On April 27, 2013, Dalian Xingyuan formed a new subsidiary Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”) in the city of Lianyungang under the laws of the PRC with registered capital of $3.4 million (RMB 21,000,000). During the third quarter of 2013, Dalian Xingyuan acquired 37% capital shares from Xiangshan Nanlian’s minority shareholder Mr. Chen Wenwei for a cash consideration of RMB 11.2 million. Xiangshan Nanlian completed the registration change with local State Administration of Industry and Commerce (the “SAIC”) on July 29, 2013 to reflect the share structure change. After the acquisition, Xiangshan Nanlian became the 100% controlled subsidiary of Dalian Xingyuan. The acquisition was treated as a related party transaction because a former minority shareholder, Mr. Chen Weiwen still serves as the legal representative of Xiangshan Nanlian after the acquisition.

On December 31, 2013, Dalian Fusheng, Dalian Xingyuan and Dalian Xifa jointly formed a new subsidiary Xinniu Development Co., Ltd. (“Xinniu”) in the city of Dalian under the laws of the PRC with registered capital of $32.5 million (RMB 200 million), among which $16.4 million has been paid to local State Administration for Industry & Commerce (“SAIC”) for registration purposes as of December 31, 2013. Subsequently on January 22, 2014, Xinniu Development completed its registration and obtained the business license from local SAIC.

The acquisitions are consistent with Andatee’s strategy of expanding its geographic base and increasing market share along China’s rivers and coastal line.

Supply Agreements

We have established strong ties with our upstream suppliers. Our top 5 raw material suppliers are either state-owned enterprises or supported by state-owned enterprises, from which we received in excess of 66% of our total raw supplies purchases in three months ended March 31, 2013 and in excess of 58% of our total raw materials purchased in three months ended March 31, 2014. We also benefit from these relationships by being able to lease advanced facilities from our suppliers, which reduces our transportation costs and time and expedites deliveries of raw materials and, thus, improves customer service.

In September 2010, the Company executed 10-year agreements to supply marine fuel to Haiyu Fishery Limited Corporation (“Haiyu”) and Jinghai Group (“Jinghai”). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province. Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.05 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the quarter ended March 31, 2014 and 2013, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

Operational Initiatives in three months ended March 31, 2014

For the three months ended March 31, 2014, we continued to undertake the following steps designed to reduce the overall production and transportation costs:

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

In 2014 and beyond, our overall strategy will be to (i) increase our share of retail sales since such sales had shown to be less price-sensitive than our sales to the distributors, (ii) acquire our own retail facilities to reduce the risk of opportunistic negotiations from our retail customers during periods of volatile oil prices, (iii) build retail points in strategic locations (often close to other, recently acquired locations) to capture a majority of active local markets and (iv) add more products to our current product line to further satisfy customers’ diversifying demands .

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

Results of operations for three months ended March 31, 2014 and 2013

Revenue

For three months ended March 31, 2014, our revenue decreased by $11.7 million, or 22%, from $53.6 million in three months ended March 31, 2013 to $42 million in 2014. The decrease in revenue was affected by the following factors:

•	Decreased quantity sold from 63,193 tons in three months ended March 31, 2013 to 54,205 tons in three months ended March 31, 2014, primarily driven by decreased sales demand for the Company’s #2, #3 and #4 blended fuel oils due to reduced fishing activities affected by holiday season impact and severe cold weather in 2014 winter.

•	The average selling price for #1 fuel decreased from RMB 6,375 per ton in three months ended March 31, 2013 to RMB 4,480 per ton in three months ended March 31, 2014, a decrease of 29.7%, the average selling price for marine fuels #3 decreased 13.7% from RMB 4,953 per ton in three months ended March 31, 2013 to RMB 4,275 per ton in three months ended March 31, 2014. The decrease in selling price for these products led to the overall decrease in sales revenue.

•	Also, certain other factors (such as the general slow-down of the Chinese economy, seasonality impact on the fishing industry, as well as the global crude oil price fluctuation, etc.) also negatively impacted our sales trend.

For the three months ended March 31, 2014, #1 marine fuel represented 24.4% of our sales, #2 marine fuel represented 8.6% of our sales, #3 marine fuel represented 5.9% of our sales, #4 marine fuel represented 50% of our sales, 180CST represented 5.8% of our sales and 120CST represented 5.4% of our sales.

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

Our cost of revenues decreased by $11 million, or 22%, from $50.2 million for three months ended March 31, 2013 to $39.1 million for the three months ended March 31, 2014 primarily due to the following reasons:

•	Cost of revenue decreased primarily due to decreased sales volume from 63,193 tons in first quarter of 2013 to only 54,205 tons in first quarter of 2014, so cost of sales allocated to products sold decreased accordingly.

•	The Company’s weighted inventory costs was largely affected by global oil price fluctuation (For the three months ended March 31, 2014, the global crude oil trading prices increased from $98 per barrel in August 2013 to about $102 in late December 2013 and then slightly dropped to $99 per barrel in March 2014. Due to the crude oil price fluctuation, the Company’s raw material costs and production costs also fluctuated), because the Company purchases the oil and fuel from upstream suppliers for blend and re-sale, its cost of sales was largely determined by the purchase costs incurred and then allocated to the products sold.

•

The average cost per unit decreased from $793.8 per ton in first quarter of 2013 to $721.2 per ton in first quarter of 2014 which decreased by the Company’s efforts to import fuel oils from overseas market since the second half of 2013, which enabled the Company to avoid incurring higher purchase costs from domestic suppliers only. The overall decrease in cost of revenue was primarily affected by the decreased sales volume as discussed above.

Gross Margins

Our gross profit decreased about $0.60 million, or 17% primarily due to decreased revenue. However, our GP% increased from 6.5% in three months ended March 31, 2013 to 6.8% in three months ended March 31, 2014.

The gross profit and gross profit margin was also affected by the following factors, including:

•	The gross profit margin of our six major products are different. Fuel #3 and fuel #4 has a higher gross profit margin than other products, and fuel 120CST and fuel 180CST has the lowest margin. Therefore, the sales of the different product mix in different reporting periods impacted our gross profit.

•	We retail our products to end users and also wholesale to distributors as well. Gross profit from our retail side is normally higher than the wholesale side because we can set the selling price higher and can control the operating costs more easily. Accordingly, an increase or decrease in the retail sales will impact our gross profit to a certain extent.

•	The increase and decrease in the average selling price and average unit cost will also impact our gross margin.

The increase in GP% for the quarter ended March 31, 2014 was affected by product mix sales changes (normally 120CST and 180CST only have GP% of 1% to 2%, #1 and #2 fuel have GP% of 6% to 7%, and #3 and #4 has GP% of 3% to 5%), because different product has different selling price, cost of sales and GP%. For three months ended March 31, 2014, about 24.4% of our sales were from higher margin #1 fuel oils, which was higher than the same period of 2013. In addition, we strengthened our efforts to import fuel oils from overseas market since second half of 2013, which enabled us to avoid incurring higher purchase costs from domestic suppliers only. This led to the costs of purchase to decrease and GP% to increase.

With the completion of the Company’s distribution network setup in Shandong, Jiangsu and Zhejiang, we intend to increase our sales in these regions in the near future to improve our gross profit margin, and we expect to have a margin recovery as the new market gains sales momentum and recovery of macroeconomic conditions in the energy industry. Moreover, we are working on research and development of better formulas for blended fuel products to decrease our costs to increase our gross profit margin.

Selling Expenses

Our selling expenses consist primarily of employee compensation and benefits for our sales and marketing staff, promotional and advertising activities and for leasing the oil storage tanks.

Selling expenses decreased by $0.23 million, or 50%, from $459,055 for the three months ended March 31, 2013 to $231,321 for the three months ended March 31, 2014. This decrease is mainly due to reduced sales promotion and oil storage tank and other facility lease expenses. As a percentage of revenues, selling expenses decreased from 0.9% for the three months ended March 31, 2013 to 0.6% for the three months ended March 31, 2014.

In the near term, we expect that certain components of our selling expenses will increase as we step up efforts to expand our presence in new markets in China. Specifically, we expect that product promoting expenses will increase as we improve the awareness among customers in Shanghai City, Jiangsu and Zhejiang Province. In addition, we also expect salary expenses to increase as we continue to hire additional sales representatives to help broaden our end-user customer base. This anticipated increase in selling expenses is a part of our plan to grow and support our extensive distribution network.

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation and benefits for our general management, finance and administrative staff, depreciation and amortization with respect to equipment used for general corporate purposes, professional, legal and consultancy fees, and other expenses incurred for general corporate purposes.

General and administrative expenses increased $684,362, or 41%, from $1.65 million for the three months ended March 31, 2013 to $2.31 million for the three months ended March 31, 2014. The increase was due to an increase in depreciation expense, an increase in bad debt reserves, an increase in professional service fees and consulting fees. As a percentage of revenues, general and administrative expenses increased from 3.1% for the three months ended March 31, 2013 to 5.6% for the three months ended March 31, 2014.

We expected that our overall general and administrative expenses would increase in connection with our re-organizing our corporate structure, and hire more experienced management personnel in the near future.

Interest Expense

Interest expense increased by $3 million, from $0.9 million for the three months ended March 31, 2013 to $3.93 million for the three months ended March 31, 2014.

The increase in interest was due to our increased borrowing of short-term loans and bank notes bills for working capital and capital expenditures.

Provision for Income Taxes

For the three months ended March 31, 2013, we reported lower income tax expense of $121,739 due to operating losses in several of our subsidiaries which led to decreased taxable income. For the first quarter ended March 31, 2013, we reported income tax expense of $416,586 after application of an income tax benefit of $253,353 due to operating losses incurred during the quarter.

Net Income (loss) Attributable to the Company

Net loss attributable to the Company increased by $3.8 million, from net income of $334,972 for the three months ended March 31, 2013 to net loss of $3.42 million for the three months ended March 31, 2014. The increase in our net loss was mainly the result of our decrease in revenues, increase in general and administrative expense, and an increase in interest expense as discussed above.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of approximately $3.6 million in our bank accounts, and additionally, we have set aside $102.9 million of restricted cash on our bankers’ acceptance notes. We received a credit rating of AA- from our banks. Therefore we believe that we will be able to renew our current short-term bank loans upon maturity and obtain additional new bank loans, if necessary, during 2014. As disclosed in our subsequent event note 19, we were able to obtain an additional bank line of credit of $40.6 million (RMB 250 million) from CITIC Bank. We are also in negotiations with Xingye Bank to extend the borrowing terms on certain bank notes bills for an additional six months. We are expecting to generate additional cash flows in the coming period of time from our new sales regions and increase our revenue during the upcoming sales season. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next 12 months.

As of March 31, 2014, our balance sheet reported a working capital deficit of $48.9 million, primarily because we raised short-term bank loans and bank notes borrowings since the third and fourth quarters of 2013 and continued to borrow additional bank note bills during the first quarter of 2014. As of March 31, 2014, about $43.4 million in bank borrowings have been used for construction in process and purchasing property, equipment and intangible assets. In addition, during the first quarter of 2014, we started to stockpile inventory in order to prepare for the upcoming sales season during the second quarter of 2014, which led to an increased accounts payable balance as of March 31, 2014.

On an on-going basis, we will take steps to identify and plan our needs for liquidity and capital resources, to fund our planned ongoing construction and day-to-day business operations. In addition to providing working capital to support our routine activities, we also need funds for the construction and upgrade of our strategic facilities, acquisition of assets and/or equity acquisition, and repayment of our debts.

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

In September 2010, the Company executed 10-year agreements to supply marine fuel to Haiyu Fishery Limited Corporation (“Haiyu”) and Jinghai Group (“Jinghai”). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province. Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.05 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For three months ended March 31, 2014 and 2013, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

If and to the extent we require additional capital, we would likely have to raise such additional capital through the issuance of our equity or equity-linked securities, which may result in significant additional dilution to our current investors. Our ability to raise additional capital is dependent on, among other things, the state of the financial markets at the time of any proposed offering. There is no assurance that additional funding will be available on acceptable terms, or at all. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations could be materially negatively impacted.

The following table sets forth a summary of our cash flows for the periods indicated:

	For three months ended March 31,
	2014	2013
Cash flow data:
Net cash provided by (used in) operating activities	1,368,080	(12,338,783)
Net cash used in investing activities	(17,046,204)	(1,341,136)
Net cash (used in) provided by financing activities	(3,336,272)	12,304,240
Effect of exchange rate on cash	(46,263)	6,682
Net changes in cash	(19,060,659)	(1,368,997)
Cash at beginning of year	22,638,820	1,625,705
Cash at end of year	3,578,161	256,708

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 was approximately $1.4 million, which was primarily as a result of the following factors:

•	net loss of $3.56 million;

•	Increase in inventory purchase of $19.2 million as a result of stockpile of inventory when crude oil price were relatively low and in order to prepare for satisfying expected increased customer demand during upcoming sales season;

•	Decrease in advances to suppliers of $9.1 million because certain prior year advance payments to suppliers for inventory purchases have been realized during the first quarter of 2014;

•	Increase in accounts payable of $17.0 million because of our purchase of inventory on credit from several suppliers for inventory stockpile purposes.

•	Decrease in tax payable of $2.7 million because we delayed the payment of prior year VAT tax and income tax until January 2014 due to timing difference between bookkeeping and filing the tax returns.

Net cash used in operating activities for the three months ended March 31, 2013 was approximately $12.3 million, which was primarily a result of the following factors:

•	Net income of $298,047;

•	An increase in accounts receivable of $2.6 million as a result of our increased credit sales;

•	Purchase of inventories of $4.3 million as a result of anticipating increased sales volume in the expanded distribution network and upcoming fishing season;

•	An increase in advances to suppliers of $5 million because more advance payments have been paid to suppliers for the inventory purchase;

•	A decrease in advances from customers of $1.9 million because the same amount has been recognized as revenue when products have been delivered to customers and when revenue recognition criteria have been met;

•	An increase in tax payable of $0.7 million which is a timing difference for tax payments.

Investing Activities

Cash used in investing activities was $17,046,204 for the three months ended March 31, 2014, which was attributable to expenditures on our acquisition of property and equipment of $24,372, and our expenditures on our construction in progress of $17 million, because our subsidiary Lianyungang Fusheng paid an additional RMB 100 million to contractor to start the construction of a new chemical and fuel oil blending project in Lianyungang City.

Cash used in investing activities was $1.34 million for the three months ended March 31, 2013, which was attributable to:

•	An equity investment of $1.27 million to an unconsolidated entity, Dalian Haode in which we have a 20% equity interest.

•	Expenditures on acquisition of property of $66,622.

Financing Activities

Cash used in financing activities was $3.3 million for the quarter ended March 31, 2014. It consists of net proceeds from short-term bank loans of $11 million, repayments of bank loans of $13 million, proceeds from bank notes of $40.6 million while repaying bank notes of $36.5 million, an increase in restricted cash of $4.1 million due to the increase in our bank notes payable, borrowing of $0.73 million of loans from related parties, and payments for deferred financing costs of $2 million.

Cash provided by financing activities was $12.3 million for three months ended March 31, 2013. It consists of net bank proceeds of $19 million, repayment of bank loans of $1.7 million, proceeds of bank note bills of $11.5 million, repayment of bank notes of $19.8 million and release of restricted cash of $3.4 million upon repayment of bank note bills.

Seasonality

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, the Evaluating Officers concluded that our disclosure controls and procedures were not effective as of the period covered by this report. The foregoing conclusion was due to the continued presence of material weaknesses in internal control over financial reporting, as discussed under “Management’s Report on Internal Control Over Financial Reporting” in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”). Management anticipates that such disclosure controls and procedures will not be effective until the material weakness described below are remediated.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As reported in the Annual Report, our management was aware of several material weaknesses in the Company’s internal control over financial reporting, including weaknesses related to (i) control environment, (ii) control activities, (iii) information and communications, and (iv) internal control monitoring. Our current accounting staff remains relatively inexperienced in U.S. GAAP-based reporting and requires additional training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations. Our Evaluating Officers concluded that those issues persisted at the time of their most recent evaluation.

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

Changes in Internal Controls over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting during our first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of March 31, 2014.

Item 1A.	Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended March 31, 2014. The Company did not repurchase any of its equity securities during the same fiscal period.

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

Andatee China Marine Fuel Services Corporation

Date: May 15, 2014	By:	/s/ Wang Hao
Wang Hao
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Quan Zhang
Quan Zhang
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Table

3.1(i)	Certificate of Incorporation (1).

3.1.1(i)	Amendment to the Certificate of Incorporation (1).

3.1(ii)	By-Laws(1).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(1)	Incorporated by reference to the exhibit with the same number to the Company’s Registration Statement on Form S-1 (SEC File No. 333-161577) effective as of January 25, 2010.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**         In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

