Form 10-Q
period 2014-06-30
Andatee China Marine Fuel Services Corp
filed 2014-08-14
CIK 1469606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2014, the Company had 10,255,813 shares of common stock outstanding.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

2

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$788,239	$22,638,820
Restricted cash	53,671,690	99,659,597
Accounts receivable, net	15,184,416	45,818,721
Inventories, net	36,149,447	3,893,530
Advances to suppliers, net	843,089	25,930,533
Deposits for land use rights	714,844	720,084
Deferred financing costs	2,727,307	4,373,603
Equity investment	1,352,960	1,351,428
Other current assets	6,939,575	517,320
Total current assets	118,371,567	204,903,636

Property, plant and equipment, net	53,048,313	54,292,903
Construction in progress	70,357,294	17,781,162
Intangible assets, net	15,940,128	16,289,315
Total assets	$257,717,302	$293,267,016

LIABILITIES AND EQUITY

Current liabilities
Short-term bank borrowings	$24,044,710	$27,821,419
Bank note payable	141,345,529	191,257,528
Accounts payable and accrued liabilities	26,179,240	3,156,079
Advances from customers	167,636	1,693,875
Loan from third parties	97,479	98,193
Related party loans payable	875,512	1,595,594
Taxes payable	4,640,796	6,254,057
Other liabilities	2,975,438	1,149,298
Total current liabilities	200,326,340	233,026,043

Warrant liability	272,085	290,687
Total liabilities	200,598,425	233,316,730

Commitments and contingencies

Equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,255,813 shares issued; 10,164,621 shares outstanding	10,256	10,256
Treasury stock, at cost; 91,192 shares	(497,693)	(497,693)
Additional paid-in capital	31,578,788	29,998,994
Accumulated other comprehensive income	3,914,424	6,206,460
Retained earnings	17,481,285	17,990,881
Statutory reserve	3,932,585	3,932,585
Total stockholders' equity of the Company	56,419,645	57,641,483
Noncontrolling interest	699,232	2,308,803
Total equity	57,118,877	59,950,286
Total liabilities and equity	$257,717,302	$293,267,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues	$175,529,194	$75,766,037	$217,485,835	$129,397,690
Cost of revenues	166,381,021	71,818,195	205,473,413	121,982,431
Gross profit	9,148,173	3,947,842	12,012,422	7,415,259

Operating expenses
Selling expenses	239,831	357,975	471,152	817,031
General and administrative expenses	2,344,079	2,486,902	4,678,306	4,136,767
Total operating expenses	2,583,910	2,844,877	5,149,458	4,953,798

Income from operations	6,564,263	1,102,965	6,862,964	2,461,461

Other income (expense)
Interest income	943,030	13,628	1,135,030	225,048
Interest expense	(4,461,157)	(1,167,686)	(8,390,891)	(2,081,214)
Income (loss) from equity investment	5,140	(8,566)	11,397	16,350
Change in fair value of warrants	17,366	10,150	18,602	10,150
Other income (expense)	(13,738)	(33,496)	(22,095)	(169)
Total other income (expense), net	(3,509,359)	(1,185,970)	(7,247,957)	(1,829,835)

Income (loss) before income tax provision	3,054,904	(83,005)	(384,993)	631,626

Provision for income taxes	21,820	52,668	143,559	469,254

Net income (loss)	3,033,084	(135,673)	(528,552)	162,372
Less: net loss attributable to noncontrolling interest	120,656	(56,259)	(18,956)	(93,184)
Net income (loss) attributable to Andatee China Marine Fuel Services Corporation	$2,912,428	$(79,414)	$(509,596)	$255,556

Comprehensive income (loss)
Net income (loss)	3,033,084	(135,673)	(528,552)	162,372
Foreign currency translation adjustment	(81,640)	1,032,940	(432,984)	1,615,051
Comprehensive income (loss)	3,114,724	897,267	(961,536)	1,777,423
Less: comprehensive income (loss) attributable to non-controlling interest	1,433,612	(4,207)	1,609,571	(198,671)
Comprehensive income attributable to Andatee China Marine Fuel Services Corporation	4,548,336	893,060	648,035	1,578,752

Weighted average number of shares:
Basic	10,255,813	9,674,048	10,255,813	9,642,103
Diluted	10,383,420	9,674,048	10,255,813	9,642,103

Earnings (losses) per share:
Basic	$0.28	$(0.01)	$(0.05)	$0.03
Diluted	$0.28	$(0.01)	$(0.05)	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2014	2013

Cash flows from operating activities
Net (loss) income	$(528,552)	$162,372
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation	1,242,318	1,079,611
Amortization	204,826	253,656
Bad debt provision	782,621	1,584,462
Recovery of bad debt provision	(529,088)	-
Change in inventory reserve	164,605	55,864
Deferred tax provision (benefit)	-	(205,650)
Amortization of deferred financing costs	5,616,212	-
Amortization of stock-based compensation to directors	68,250	67,500
Income from equity investment	(11,397)	(16,350)
Change in fair value of warrants	(18,602)	(10,150)
Changes in operating assets and liabilities:
Accounts receivable	29,592,905	(30,016,665)
Inventories	(32,530,365)	(11,172,857)
Advances to suppliers	25,490,658	(5,904,874)
Other current assets	(6,376,100)	(1,904,385)
Accounts payable and accrued liabilities	24,234,126	12,122,383
Advances from customers	(1,517,732)	(1,450,003)
Taxes payable	(1,571,699)	95,056
Other liabilities	675,587	(904,182)
Net cash provided by (used in) operating activities	44,988,573	(36,164,212)

Cash flows from investing activities
Acquisition of equity method investee	-	(1,282,154)
Additions to property and equipment	(390,750)	(69,053)
Additions to construction in progress	(52,838,609)	-
Addition to intangible assets	(37,753)	(1,602,693)
Cash paid for acquiring non-controlling interest	(1,905,631)	-
Net cash used in investing activities	(55,172,743)	(2,953,900)

Cash flows from financing activities
Proceeds from short-term loans	19,137,743	19,152,176
Repayments of short-term loans	(22,720,980)	(9,406,202)
Proceeds from bank notes	141,702,363	91,674,012
Repayments of bank notes	(190,344,805)	(19,873,387)
Restricted cash, net	45,376,812	(37,147,199)
Deferred financing costs	(3,997,672)	-
Repayment of loan from unrelated parties	-	(7,180,063)
Proceeds (repayment) of loans from related parties	(709,947)	3,742,096
Net cash (used in) provided by financing activities	(11,556,486)	40,961,433

Effect of exchange rate changes on cash and cash equivalents	(109,925)	53,377

Net (decrease) increase in cash and cash equivalents	(21,850,581)	1,896,698

Cash and cash equivalents, beginning of period	$22,638,820	$1,625,705

Cash and cash equivalents, end of period	$788,239	$3,522,403

Supplemental cash flow information
Interest paid	$6,664,759	$2,582,788
Income taxes paid	$969,050	$315,620
Transfer from advances to suppliers to construction in progress	$51,483,406	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2014 and 2013 are not necessarily indicative of the results than may be expected for the fiscal year ending December 31, 2014. The information included in the Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014.

NOTE 2 - LIQUIDITY

As reflected in the Company’s unaudited condensed consolidated financial statements, the Company had a net loss for the six months ended June 30, 2014. The Company also has a working capital deficit at June 30, 2014. The Company relies upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from operating activities and there is no assurance that it will be able to do so in the future.

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

Name of the entity	Place of Incorporation	Ownership Percentage
Andatee China Marine Fuel Services Corp.	Delaware	Parent
Goodwill Rich International Corp., (“Goodwill Rich”)	Hong Kong	100%
Dalian Fusheng Petrochemical Company ("Fusheng") (“WOFE”)	Dalian, China	WOFE,100%
Dalian Xingyuan Marine Bunker Co., Ltd (“Xingyuan”) (“VIE”)	Dalian, China	VIE,100%
Dalian Xifa Petrochemical Company, Ltd.(“Dalian Xifa”),	Dalian, China	100%
Shandong Xifa Prochemical Company, Ltd. (“Shandong Xifa”)	Shandong, China	100%
Shenzhen Shengfu Petrochemical Company, Ltd.( “Shenzhen Shengfu”)	Shenzhen, China	100%
Donggang Xingyuan Marine Fuel Company (“Donggang Xingyuan”)	Donggang, China	100%
Rongcheng Zhuoda Trading Co (“Zhuoda”)	Shandong, China	100%
Wujiang Xinlang Petrochemical Company ("Xinglang")	Wujiang, China	90%
Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”)	Zhejiang, China	100%
Rongcheng Xinfa Petroleum Company (“Xinfa”)	Shandong, China	90%
Suzhou Fusheng Petrochemical Company ("Suzhou Fusheng") (A)	Suzhou, China	100%
Hailong Petrochemical Company (“Hailong”)	Tianjin, China	52%
Rongcheng Mashan Xingyuan (“Mashan Xingyuan”)	Shandong, China	52%
Shanghai Fusheng Petrochemical Company, Ltd.( “Shanghai Fusheng”)	Shanghai, China	100%
Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”)	Lianyungang, China	100%
Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”)	Lianyungang, China	100%
Xinniu Development Co., Ltd.	Dalian, China	100%
Qingdao Grand New Energy Co., Ltd. (“Qingdao Energy”) (B)	Qingdao, China	100%

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A:  During the quarter ended June 30, 2014, Dalian Fusheng acquired the remaining 39% of capital shares from Suzhou Fusheng’s minority shareholders Mr. Zhongbin and Wujiang Coal and Petroleum Co., Ltd. for cash consideration of RMB 11.7 million (US $1.9 million) ..  Suzhou Fusheng completed the registration change with the local State Administration of Industry and Commerce (the “SAIC”) on May 23, 2014 to reflect the share structure change.  After the acquisition, Suzhou Fusheng became a wholly controlled subsidiary of the Company. The ownership change in Suzhou Fusheng was accounted for as an equity transaction and no gain or loss was recognized in the consolidated statements of net income (loss) and comprehensive income (loss).

Note B:  During the quarter ended June 30, 2014, the Company, through a related party share transfer, acquired 100% ownership interest in Qingdao Grand New Energy Co., Ltd. (See Note 14 below).

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

 Translation of amounts from RMB into the US dollar has been made at the following exchange rates for the respective period:

	June 30, 2014	December 31, 2013	June 30, 2013
Period end RMB : USD exchange rate	6.1552	6.1104	6.1732
Average RMB : USD exchange rate	6.1397	6.1905	6.2395

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. The Company’s level 2 financial instruments consist principally of a warrant liability, which is measured on a recurring basis using a model based valuation technique. The warrants do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants were classified as a long-term liability. The fair value of the warrants is calculated using the Black-Scholes options pricing model (See Note 16 for valuation of warrant liability).

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Unless otherwise disclosed, the fair value of the Company’s financial instruments substantially included cash and cash equivalents, restricted cash, accounts receivable, advances to suppliers, accounts payable, short term loans, bank notes payable and accrued liabilities.

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

Deferred financing cost

Deferred financing costs represent the prepaid interest expense incurred in connection with discount of bank acceptance notes. The deferred financing cost is amortized over the terms of the bank acceptance notes ranging up to six months, using the straight-line method, which approximates the effective interest method. Amortization of these costs is charged to interest expense in the consolidated statements of operations and comprehensive income (loss). As of June 30, 2014 and December 31, 2013, accumulated amortization of deferred financial cost was $1,260,299 and $3,779,111, respectively.

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

Impairment of Long-Lived Assets

Certain assets such as property, plant, and equipment, and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of June 30, 2014.

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

In the PRC, value added tax (VAT) of 17% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded a VAT payable net of payments in the accompanying financial statements.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company may be subject to challenges from taxing authorities regarding the amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions. Management determines whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of June 30, 2014, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Accounting for changes in ownership

On July 29, 2013, the Company completed the acquisition of a 37% noncontrolling interest in its subsidiary Xiangshan Nanlian. In addition, on May 22, 2014, the Company completed the acquisition of a 39% noncontrolling interest in its subsidiary Suzhou Fusheng. In accordance with ASC 810 “Consolidation”, changes in a parent’s ownership while the parent retains its controlling financial interest in its subsidiary should be accounted for as an equity transaction. Therefore, no gain or loss is recognized in consolidated net income (loss) or comprehensive income (loss). The carrying amount of the controlling and non-controlling interest is adjusted to reflect the change in its ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted is recognized in equity attributable to the parent. If a change in a parent’s ownership interest occurs in a subsidiary that has accumulated other comprehensive income, the carrying amount of accumulated other comprehensive income is adjusted to reflect the change in the ownership interest in the subsidiary through a corresponding charge or credit to equity attributable to the parent.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for the Company for fiscal years, and interim periods within those years beginning after December 15, 2016. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation: Topic 718. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable is as follows:

	June 30, 2014	December 31, 2013
Trade accounts receivable	$16,746,601	$46,604,189
Less: allowances for doubtful accounts	(1,562,185)	(785,468)
Accounts receivables, net	$15,184,416	$45,818,721

NOTE 5 - INVENTORIES, NET

The Company’s inventory consists of the following:

	June 30, 2014	December 31, 2013
Marine Fuel	$35,228,070	$3,911,101
Other raw materials	1,103,011	-
Less: inventory reserve	(181,634)	(17,571)
Total Inventory, net	$36,149,447	$3,893,530

NOTE 6 - ADVANCES TO SUPPLIERS, NET

Advances to suppliers represent the payments made to suppliers in advance for the purchase of certain materials and fuels. Advances to suppliers consisted of the following:

	June 30, 2014	December 31, 2013
Advances to suppliers	$843,089	$26,462,158
Less: allowance for doubtful accounts	-	(531,625)
Advances to suppliers, net	$843,089	$25,930,533

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OTHER CURRENT ASSETS

The Company’s other current assets consist of the following:

	June 30, 2014	December 31, 2013
VAT tax recoverable	$6,308,168	$-
Notes receivable and other receivable	609,068	429,102
Prepaid insurance	22,339	88,218
Total other current assets, net	$6,939,575	$517,320

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s Property, Plant and Equipment are as follows:

	June 30, 2014	December 31, 2013
Property and buildings	$48,327,702	$48,643,214
Machinery, boiler and marine bunker equipment	10,953,392	10,714,150
Transportation vehicles	1,525,904	1,537,092
Office equipment	87,500	53,883
Leasehold improvement	68,508	69,011
Total	60,963,006	61,017,350
Less: Accumulated depreciation	(7,914,693)	(6,724,447)
Property, Plant and Equipment, net	$53,048,313	$54,292,903

Depreciation expense was $633,493 and $599,817 for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense was $1,242,318 and $1,079,611 for the six months ended June 30, 2014 and 2013, respectively.

Property and equipment with a net book value $ 21,086,236 and $44,976,316 has been pledged as collateral for certain bank acceptance notes and bank loans at June 30, 2014 and December 31, 2013, respectively (See Note 12 and Note 13).

NOTE 9 - CONSTRUCTION-IN-PROGRESS

The construction projects in progress are to build facilities to expand production capacity in Lianyungang, Donggang, Rongcheng and Wujiang areas. Construction costs mainly represent construction expenditures and equipment costs not yet in service. In December 31, 2013, the Company started to construct a new chemical and fuel oil blending project in Lianyungang city after the Company obtained a land use right in October 2013. Total estimated contract price for this new project is approximately $73 million (or RMB 450 million) after the Company signed a supplemental contract with the contractor. The Company advanced $17 million (equivalent to RMB 100 million) to the contractor to start the project in December 2013, paid an additional $16.2 million (equivalent to RMB 100 million) to the contractor in March 2014 and paid an additional $34.8 million (equivalent to RMB 216.9 million) to the contractor in May 2014. As of June 30, 2014, the accumulated advances on this project approximated $68 million.

The Company’s construction-in-progress is as follows:

	June 30, 2014	December 31, 2013
Berth and berth improvements	$693,725	$698,812
Oil blending and chemical project at Lianyungang	68,012,333	16,418,320
Capitalized interest	1,651,236	664,030
Total	$70,357,294	$17,781,162

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INTANGIBLE ASSETS, NET

The Company’s intangible assets with finite lives are summarized as follows:

	June 30, 2014	December 31, 2013
Land use rights	$13,271,350	$13,368,652
Leasehold right	2,737,522	2,757,594
Licenses and permits	1,137,250	1,145,588
Software	76,272	38,897
Total	17,222,394	17,310,731
Less: accumulated amortization	(1,282,266)	(1,021,416)
Intangible assets, net	$15,940,128	$16,289,315

Land use rights with a net book value of $9,284,501 and $9,352,573 were pledged as collateral for certain loans and bank notes at June 30, 2014 and December 31, 2013, respectively (see Note 12 and Note 13).

Amortization expense for the three months ended June 30, 2014 and 2013 were $112,214 and $127,451, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 were $204,826 and $253,656, respectively.

The estimated future amortization expense is as follows:

For the twelve months ending June 30,
2015	$533,895
2016	528,614
2017	525,056
2018	525,056
2019	525,056
Thereafter	13,302,451
Total	$15,940,128

NOTE 11- EQUITY INVESTMENT

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

Total allocated income (loss) from the unconsolidated entity amounted to $5,140 and $(8,566) for the three months ended June 30, 2014 and 2013, respectively, and $11,397 and $16,350 for the six months ended June 30, 2014 and 2013, respectively, which are included in “Income (loss) from equity investment” in the unaudited condensed consolidated statements of operations and other comprehensive income (loss). As of June 30, 2014, the total assets and liabilities of the unconsolidated entity were approximately $6.6 million and $3.5 million, respectively.

Subsequently, on July 15, 2014, the Company transferred its 20% ownership interest in Dalian Haode to related party Dalian Dongfangzheng Co., ltd. (See Note 21- subsequent event).

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SHORT-TERM BANK BORROWINGS

The following is a summary short-term bank borrowings:

		June 30, 2014	December 31, 2013
Bohai Bank:
Interest at 6.3%, payable on February 3, 2014	(1)	$-	$4,909,663
Fuxin Bank:
Interest at 6.5%, payable on March 26, 2014	(1)	-	8,182,770
Interest at 7.2%, payable on June 17, 2015	(2)	1,624,643	-
CITIC Bank:
Interest at 7.5%, payable on April 18, 2014	(3)	-	6,546,216
Interest at 7.5%, payable on September 24, 2014	(4)	8,123,213	8,182,770
Interest at 6.636%, payable on October 26, 2014	(5)	6,498,570	-
Guangfa Bank:
Interest at 7.5%, payable on February 6, 2015	(6)	7,798,284	-
Total		$24,044,710	$27,821,419

(1)	The loans were fully repaid upon maturity in the first quarter of 2014.

(2)	On June 17, 2014, the Company’s subsidiary, Dalian Xingyuan entered into a short-term bank loan agreement with Fuxin Bank to borrow RMB 10 million ( US $1,624,643) as a working capital for one year. The loans bear variable interest rates of 7.2% plus 20 basis points, adjustable on a quarterly basis. A third-party, Dalian Guotou Investment Guarantee Co., Ltd. signed a maximum guarantee agreement with the bank to guarantee the borrowing. There was no additional collateral requirement for this loan.

(3)	The Loan was fully repaid upon maturity on April 18, 2014.

(4)

On September 25, 2013, the Company's subsidiary, Dalian Xingyuan entered into a short-term bank loan agreement with Citic Bank to borrow RMB 50 million ( US $ 8,123,213) as a working capital loan for approximately one year (from September 25, 2013 to September 24, 2014). The loan bears an interest rate of 7.5%. There is no collateral requirement for this loan.

(5)	On April 25, 2014, the Company’s subsidiary, Dalian Fusheng entered into a short-term bank loan agreement with CITIC bank to borrow RMB 40 million (US$6,498,570) as a working capital loan for six months (from April 25, 2014 to October 25, 2014). The loan bears a variable interest rate plus 18.5 basis points. The Company's subsidiaries Dalian Xingyuan and Xiangshan Nanlian and our major shareholder, Mr. An Fengbin separately signed a maximum guarantee agreement with the bank, to provide a maximum RMB 200 million guarantee for any bank borrowings that Dalian Fusheng borrows from CITIC bank during April 24, 2014 through April 24, 2016. There was no additional collateral requirement for this loan.

(6)	On February 7, 2014, the Company’s subsidiary, Dalian Xinguan entered into a short term bank loan agreement with Guangfa Bank to borrow RMB 48 million (US $7,798,284) as a working capital loan for one year (from February 7, 2014 to February 6, 2015). The loan bears a variable interest rate of 7.5%, plus 30 basis points on a quarterly basis. The Company is required to deposit 50% of the proceeds as collateral to secure this bank loan. In addition, the Company’s subsidiary, Dalian Fusheng and the Company’s major shareholder signed guarantee agreements with the bank to guarantee this loan.

NOTE 13 - BANK NOTE PAYABLE

The Company has various credit facilities with Citic Bank, Fuxin Bank, Guangfa Bank and Xingye Bank that provide for working capital in the form of bank acceptance notes. The terms of the notes are six months or one year, with an interest rate in the range of 3.6% to 8.5%. The Company is required to deposit 30% to 100% of restricted cash to guarantee the bank notes. As of June 30, 2014 and December 31, 2013, $53.7 million and $99.7 million of restricted cash were deposited in banks.

During January 2014 to June 2014, $141.7 million (RMB 870 million) of bank notes were borrowed from the various banks in total, and $190.3 million (RMB 1.17 billion) were repaid upon maturity.

In connection with these borrowings, the Company has pledged the following assets as collateral:

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	Fuel oil tanks;

•	Land use right of 46,142 square meters, oil storage tank and other fixed assets;

•	Land use right of 1,610,671 square meters;

In addition, two related parties, Panjing Fusheng Petrol Co., Ltd. and Donggang Xingyuan Fishery Wharf Gas Station pledged land use rights and fixed assets as additional collateral for these bank notes. The Company’s major shareholder and his wife Ms. Wang Jing and wife of the CEO Ms. Zhou Yanping have also pledged their personal assets and credits to guarantee these bank notes. Another related party, Dalian Dingfangzheng Co., Ltd. has also signed a loan guarantee agreement with the banks to guarantee these borrowings. The Company's subsidiaries, Dalian Xingyuan and Xiangshan Nanlian and our major shareholder Mr. An Fengbin also separately signed a maximum guarantee agreement with the bank, to provide maximum RMB 200 million guarantee against these borrowings.

A portion of these bank notes has been used by the Company’s subsidiary, Lianyungang Fusheng to make advances to the contractor to construct our new chemical and fuel oil blending project in Lianyungang city, and approximately $1.65 million (RMB 10.2 million) of interest has been capitalized as of June 30, 2014 (See Note 9).

NOTE 14 – ACQUISITION OF A RELATED PARTY

On May 19, 2014, the Company entered into a Share Transfer Transaction with shareholders of Qingdao Grand New Energy Co., Ltd. (“Qingdao Energy”) to acquire 100% ownership interest in Qingdao Energy for cash consideration of RMB 476,800 (US $77,338).

Qingdao Energy was an entity controlled by the Company’s major shareholder, Mr. An Fengbin, and is engaged in R&D, production, sale and service of air-driven products. Its products use compressed air as a driving force, which can be used in irrigation, petroleum extraction among other areas. Its primary line of business is Energy Performance Contracting.

The Share Transfer Transaction between the Company and Qingdao Energy qualified as a business combination between entities under common control and no gain or loss was recognized in the consolidated statements of net income (loss) and comprehensive income (loss). Qingdao Energy’s assets, liabilities and operating results have been consolidated in the unaudited condensed consolidated financial statements for the six months ended June 30, 2014, rather than from the beginning of the earliest period presented due to immateriality.

On the acquisition date, Qingdao Energy’s total assets were approximately $1.7 million, accounting for only 0.7% of the Company’s consolidated total assets; and total liabilities were approximately $2.3 million, accounting for 1.2% of the Company’s consolidated total liabilities. The assets acquired consisted of cash and cash equivalents, advance to vendors, inventory, VAT input tax recoverable and property and equipment. The liabilities consisted of accounts payable, other accounts payable, related party loan payable and accrued expenses. There were no revenue reported since its inception and Qingdao Energy reported a net loss of $81,978 and $6,394 for the three months ended June 30, 2014 and 2013, respectively, and a net loss of $212,561 and $19,181for the six months ended June 30, 2014 and 2013, respectively.

NOTE 15 - RELATED PARTY TRANSACTIONS

During the normal course of the business, the Company, from time to time, temporarily borrows money from its principal shareholders or officers to finance its working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the Company’s loans payable to related parties:

	June 30, 2014	December 31, 2013
Shanghai Xifa Petrochemical Co., Ltd. (1)	$-	$396,999
Wujiang Huayuan Petrochemical Co., Ltd. (1)	-	724,829
Donggang Xingyuan Shipyard Co., Ltd. (1)	-	369,329
Dallian Dongfangzheng (2)	413,390	-
Chen Weiwen, legal representative of Xiangshan Nanlian	81,233	81,828
Zhou Yanping, wife of the CEO (3)	325,822	-
An Fengbin, major shareholder of the Company	55,067	22,609
Total	$875,512	$1,595,594

(1)	Shanghai Xifa Petrochemical Co., Ltd., Wujiang Huayuan Petrochemical Co., Ltd. and Donggang Xingyuan Shipyard Co., Ltd. are entities controlled by the Company’s major shareholder. Loans from these related parties have been fully repaid during the second quarter of 2014.

(2)	Dalian Dongfangzheng is an entity controlled by the Company’s major shareholder, Mr. An Fengbin.

(3)	Ms. Zhou Yanping, wife of the CEO, Mr. Wang Hao, has provided personal funds to the Company as working capital. In addition, she deposited personal cash of $4.9 million (equivalent to RMB 30 million) with Xingye Bank as restricted cash to guarantee certain bank notes that the Company borrowed from Xingye Bank.

In connection with the Company’s bank loans and bank notes borrowed from PRC Banks, the Company’s major shareholder, his wife and several other related parties controlled by the major shareholder provided loan guarantees for the Company’s bank borrowings. (See Note 12 and Note 13)

On May 14, 2014, a Share Transfer Agreement has been signed between Oriental Excel Enterprises Limited, a British Virgin Island company controlled by the Company’s major shareholder, Mr. An Fengbin and his wife Ms, Wang Jing, and Hao De International Limited, a Seychelles International Business Company controlled by the CEO, Mr. Wang Hao. Pursuant to the terms and conditions of this Agreement, Oriental Excel Enterprises Limited agreed to sell, assign, transfer and deliver 4,890,451 shares of the Company’s common stock it owns (representing 50.2% of the issued and outstanding common shares of the Company) to Hao De International Limited at cash consideration of $9,780,902. The purchase price shall be paid in four installments, of which the first 40% installment payment was to be paid upon the execution of the agreement; the second installment of 20% will be paid on May 5, 2015; the third installment payment of 20% will be paid on November 5, 2015 and the fourth installment payment of 20% will be paid on May 5, 2016. After this share transfer transaction, Mr. Wang Hao will become the largest shareholder of the Company.

Note 16– EQUITY

On June 7, 2013, the Company issued 250,000 shares to a third-party consultant for consulting services. The consulting service period is from June 8, 2013 to June 8, 2014. The fair value of this compensation is based on the closing stock price on the grant date. The total $425,000 stock compensation expense has been fully recognized for services provided during the year ended December 31, 2013.

On June 7, 2013, the Company also issued warrants to purchase 200,000 shares at an exercise price of $1.50 to this Consultant. These warrants vested on June 30, 2014 and are exercisable three years from date of issuance.

The fair value of the warrants was calculated using the following assumptions: volatility 137%, risk free interest rate at 0.52% and 0.66% on the grant date and June 30, 2013, respectively, and expected term of 3.5 years. The fair value of these warrants was $102,836 at the grant date, $290,687 on December 31, 2013 and $272,085 on June 30, 2014. The Company recognized a gain of $17,366 and $18,602 from the change in fair value of the warrants for the three and six months ended June 30, 2014, respectively. The Company recognized a gain of $10,150 and $10,150 from the change in fair value of the warrants for the three and six months ended June 30, 2013, respectively. The related amortization of share-based compensation expense was $17,139 and $8,570 for the three months ended June 30, 2014 and 2013, respectively. The related amortization of share-based compensation expense was $42,848 and $8,570 for the six months ended June 30, 2014 and 2013, respectively.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These warrants are included in diluted weighted average shares calculation for the three months ended June 30, 2014, but the impact of all potential dilutive securities outstanding was anti-dilutive due to the Company's net loss for the six months ended June 30, 2014.

Pursuant to the terms of the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), on September 25, 2013, the Company’s Board of Directors approved and adopted the following changes to the executive and independent director compensation: (i) Independent director equity compensation – the Board granted to each independent director shares of the Company’s common stock in the amounts equivalent to each independent director’s annual commitments, i.e. Wen Jiang and Yudong Hou - $15,000, respectively, and Zhenyu Wu - $18,000, and (ii) Executive management equity compensation – the Board granted to An Fengbin, the Company’s former CEO, and Wang Hao, the Company’s former CFO and current CEO, shares of the Company’s common stock in the amounts equivalent to their respective annual base salaries, i.e. An Fengbin - $150,000, and Wang Hao - $75,000. The stock price on the grant date was $0.69 per share, which represents the average closing price of the Company’s common stock over the 30 day period preceding the grant date. All of these stock grants are to vest as follows: ½ of each such grant vesting on the date of the grant and the remaining ½ - 6 months from the grant date. $34,125 and $68,250 of stock compensation expense was recognized for services provided during the three and six months ended June 30, 2014, respectively.

NOTE 17 - RESTRICTED NET ASSETS

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

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as a general reserve fund, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer a portion of their net assets to the Company. The restricted amounts as determined pursuant to PRC statutory laws totaled approximately $3,933,000 as of June 30, 2014 and December 31, 2013.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - TAXES

(a) Corporate Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Andatee Marine Fuel Services Corp.	U.S.A
Goodwill Rich International	Hong Kong, PRC
Fusheng, Xingyuan and their subsidiaries	Mainland, PRC

United States

The parent Company Andatee China Marine Fuel Services Corp. was incorporated in the United States and has incurred net operating losses for U.S. federal income tax purposes as of June 30, 2014. Andatee had loss carry forwards of approximately $902,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2033. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full valuation allowance has been provided against the gross deferred tax asset. The valuation allowance as of June 30, 2014 and December 31, 2013 was approximately $307,000.

Hong Kong, PRC

The Company’s wholly owned subsidiary Goodwill Rich was incorporated in Hong Kong and is subject to Hong Kong corporate income tax at a rate of 16.5 % on the estimated assessable profits arising from Hong Kong. Goodwill Rich has not earned any income that was derived in Hong Kong since inception and therefore was not subject to Hong Kong income tax. As of June 30, 2014, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to approximately $4,260,000, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for Hong Kong income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2014 and December 31, 2013 against the gross deferred tax asset. The valuation allowance as of June 30, 2014 and December 31, 2013 was approximately $700,000 and $632,000, respectively.

Mainland, PRC

The Company’s wholly owned subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China, which are currently subject to tax at a statutory rate of 25 % on net income reported after appropriated tax adjustments.

The following table reconciles the statutory rates to the Company’s effective tax rate for the periods indicated:

	June 30, 2014	June 30, 2013
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
Hong Kong income tax	-	-
China Statutory income tax rate	25.0	25.0
Non-deductible expenses-permanent difference (1)	-	(46.5)
Changes in valuation allowance	(62.3)	(22.1)
Effective tax rate	(37.3)%	(43.6)%

(1)	Non-deductible expenses primarily included legal, accounting and other consulting expenses of Hong Kong Goodwill Rich and PRC subsidiaries which are not expected to be deductible for income taxes in the future.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision (benefit) for the three and six months ended June 30, 2014 and 2013 is as follows:

	For the Three Months Ended June 30,		For the six Months Ended June 30,
	2014	2013	2014	2013

Current	$21,820	$52,668	$143,559	$674,904
Deferred	-	-	-	(205,650)
Total	$21,820	$52,668	$143,559	$469,254

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forward. Some of the Company’s subsidiaries have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to approximately $4,642,000 as of June 30, 2014 and expire through 2018. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.

The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors.

For the three and six months ended June 30, 2014, management believes that the realization of the benefit arising from the losses of certain PRC subsidiaries appears to be uncertain and may not be realizable in the near future. Therefore, a full valuation allowance has been provided.

The components of deferred tax assets consist of the following:

	June 30, 2014	December 31, 2013
Net operating loss of subsidiaries	$1,193,001	$1,467,611
Temporary differences	(65,996)	(571,972)
Effect of foreign currency exchange rate	2,844	(11,589)
Total	1,129,849	884,050
Less: valuation allowance	(1,129,849)	(884,050)
Deferred tax assets	$-	$-

The net change in the valuation allowance was a decrease of approximately $594,000 and an increase of approximately $246,000 for the three and six months ended June 30, 2014. As of June 30, 2014, the tax years ended December 31, 2008 through December 31, 2013 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

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

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c) Taxes Payable

Taxes Payable consisted of the followings:

	June 30, 2014	December 31, 2013
Income Tax Payable	$728,205	$1,024,169
VAT Payable	3,092,587	4,243,761
Other Tax Payable	820,004	986,127
Total	$4,640,796	$6,254,057

NOTE 19 - COMMITMENT AND CONTINGENCIES

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

The Company’s commitment for minimum lease payments under these operating leases is as follows:

For the twelve months ending June 30,
2015	$303,761
2016	274,443
2017	274,443
2018	274,443
2019	274,443
Thereafter	823,329
Total	$2,224,862

Supply Agreements

The Company executed a 10-year agreement expiring in August 2020 to supply marine fuel to Haiyu Fishery Limited Corporation ("Haiyu") and Jinghai Group ("Jinghai"). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province.

Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.05 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the three and six months ended June 30, 2014 and 2013, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

NOTE 20 - CONCENTRATION OF RISKS

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

As of June 30, 2014, all of the Company’s cash was on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

For the three and six months ended June 30, 2014, one customer accounted for 11.7% and 11.1% of the Company’s total revenue, respectively. For the three and six months ended June 30, 2013, two customers accounted for 28.2% and one customer accounted for 12.8% of the Company’s total revenue, respectively. As of June 30, 2014, three customers collectively accounted for approximately 64.5% of total accounts receivable. As of June 30, 2013, four customers collectively accounted for approximately 47.0% of total accounts receivable.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2014, four vendors accounted for 53.8% and 62.3% of the Company’s total purchases, respectively. For the three and six months ended June 30, 2013, three vendors accounted for 43.5% and 38.2% of the Company’s total purchases, respectively. As of June 30, 2014, three vendors accounted for 85.5% of total advances to suppliers. As of June 30, 2013, two vendors accounted for approximately 71.7% of total advances to suppliers.

 NOTE 21 - SUBSEQUENT EVENTS

On July 15, 2014, Dalian Fusheng entered into Share Transfer Agreement with a related party, Dalian Dongfangzheng (an entity controlled by the Company’s major shareholder, Mr. An Fengbin) and agreed to sell its 20% equity investment and ownership interest in Dalian Haode to Dalian Dongfangzheng at RMB 8 million (or $1.3 million).

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

Except where the context otherwise requires and for purposes of this Quarterly Report:

• the terms “we,” “us,” “our company,” “our” refer to Andatee China Marine Fuel Services Corporation, a Delaware corporation, its subsidiaries Goodwill Rich International Limited and Dalian Fusheng Consulting Co. Ltd., its subsidiaries, Dalian Xifa Petrochemical Company, Ltd., Shandong Xifa Prochemical Company, Ltd., Shanghai Fusheng Petrochemical Company, Donggang Xingyuan Marine Bunker Company Ltd., Rongcheng Xinfa Petroleum Company Ltd., Rongcheng Mashan Xingyuan Marine Bunker Co. Ltd., Rongcheng Zhuoda Trading Co., Ltd., Suzhou Fusheng Petrol Co. Ltd., Wujiang Xinlang Petrol Co., Ltd, Lianyungang Fusheng Petrochemical Company, Ltd., and its previous variable interest entity (VIE), Dalian Xingyuan Marine Bunker Co. Ltd., through which entity we conducted all of our business operations and since we have transferred most of them under the direct control of Dalian Fusheng Petrol Co. Ltd. , and only two subsidiaries of the VIE, which is Xiangshan Yongshi Nanlian Petrol Company Ltd.; and Lianyungang Xingyuan Marine Bunker Co., Ltd.;

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

Our products include cargo vessel fuel classified as CST180 and CST120, fishing boat fuel classified as #1, #2, #3 and #4, which are close substitutes for diesel used throughout the region’s fishing industry. We produce, store, distribute and trade the blended marine fuel oil for cargo and fishing vessels.

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

In March 2009, Goodwill Rich established a subsidiary company in Dalian, PRC named Dalian Fusheng Consulting Company (“Fusheng”). Fusheng has several 100% controlled subsidiaries including Dalian Xifa Petrochemical Company, Ltd. (“Dalian Xifa”), Shandong Xifa Prochemical Company, Ltd. (“Shandong Xifa”), Shenzhen Shengfu Petrochemical Company, Ltd. (“Shenzhen Shengfu”). In July 2010, Fusheng acquired a 52% ownership of Hailong Petrochemical Company (“Hailong”). In December 2011, Fusheng acquired a 61% equity interest in Suzhou Fusheng Petrochemical Company (“Suzhou Fusheng”) for RMB 12.2 million (approximately $1.93 million). Suzhou Fusheng owns storage tanks and land use rights to develop a riverside fuel oil pump station in Suzhou Wujiang City, Jiangsu Province. In December 2011, Fusheng acquired a 100% equity interest in Rongcheng Zhuoda Trading Co (“Zhuoda”) for RMB 13 million (approximately US$ 2 million). Zhuoda owns storage tanks with a capacity of 13,000 cubic meters in Rongcheng City, Shandong Province. In December 2011, Fusheng’s subsidiary Dalian Xifa Petrol Company acquired a 90% equity interest in Wujiang Xinlang Petrochemical Company (“Xinglang”) for RMB 2.36 million (approximately $383,000). Xinglang owns land use rights to develop a riverside fuel oil pump station in Wujiang City, Jiangsu Province. On April 27, 2013, Dalian Fusheng formed a new subsidiary Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”) in the city of Lianyungang under the laws of the PRC with initial registered capital of $4.69 million (RMB 29 million). Based upon the Board Resolutions, Dalian Fusheng increased the registered and paid in capital of Lianyungang Fusheng to RMB 53.68 million on November 1, 2013 and then increased to RMB 153.68 million on December 27, 2013. On January 9, 2014, the Company’s new subsidiary, Xinniu Development Co., Ltd. invested additional RMB 100 million (about $16.2 million) to increase the registered and paid in capital of Lianyungang Fusheng to RMB 253.68 million.

Xingyuan was established in September 2001 with an initial registered capital of RMB 30.01 million (approximate to $4.9 million). Its registered capital was increased to RMB 60.05 million (or $9.7 million) in 2008. Xingyuan originally held 100% ownership of Donggang Xingyuan Marine Fuel Company (“Donggang Xingyuan”), a company incorporated in Dalian, PRC, in April, 2008. In addition, in December 2008, Xingyuan acquired 90% ownership of Rongcheng Xinfa Petroleum Company (“Xinfa”) and 63% ownership of Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”). During 2011, the Company entered into a corporate reorganization, in which Xingyuan transferred its 90% ownership in Xinfa and 52% ownership in Mashan to Dalian Xifa Petrol Company, and transferred its 100% ownership in Donggang Xingyuan to Fusheng. The reorganization was accounted for at book value, as they were transactions between entities under common control. On April 27, 2013, Dalian Xingyuan formed a new subsidiary Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”) in the city of Lianyungang under the laws of the PRC with registered capital of $3.4 million (RMB 21,000,000). During the third quarter of 2013, Dalian Xingyuan acquired 37% capital shares from Xiangshan Nanlian’s minority shareholder, Mr. Chen Wenwei for a cash consideration of RMB 11.2 million. Xiangshan Nanlian completed the registration change with local State Administration of Industry and Commerce (the “SAIC”) on July 29, 2013 to reflect the share structure change. After the acquisition, Xiangshan Nanlian became the 100% controlled subsidiary of Dalian Xingyuan. The acquisition was treated as a related party transaction because formal minority shareholder Mr. Chen Weiwen still serves as the legal representative of Xiangshan Nanlian after the acquisition.

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

  On May 19, 2014, Dalian Xifa completed its acquisition of Qingdao Grand New Energy Co., Ltd. (“Qingdao Energy”) through a related party share transfer transaction. Qingdao Energy is engaged in R&D, production, sale and service of the air-driven products. Its products use compressed air as driving force, which can be used in irrigation, petroleum extraction, among other areas. Its primary line of business is Energy Performance Contracting.

During the quarter ended June 30, 2014, Dalian Fusheng acquired the remaining 39% capital shares from Suzhou Fusheng’s minority shareholders, Mr. Zhong bin and Wujiang Coal and Petroleum Co., Ltd. for  cash consideration of RMB 11.7 million.  Suzhou Fusheng completed the registration change with the local SAIC on May 23, 2014 to reflect the share structure change.  After the acquisition, Suzhou Fusheng became a wholly owned subsidiary of the Company.

On March 26, 2009, Fusheng, Xingyuan and the stockholders of Xingyuan entered into a series of agreements (the Consulting Services Agreement, the Operating Agreement, the Equity Pledge Agreement, the Option Agreement and the Proxy and Voting Agreement). Under these agreements Goodwill Rich obtained the ability to direct the operations of Xingyuan and its subsidiaries and to obtain the economic benefit of their operations. Therefore, management determined that Xingyuan became a variable interest entity (“VIE”) under the provisions of Accounting Standards Codification (“ASC”) Topic 810 and the Company was determined to be the primary beneficiary of Xingyuan and its subsidiaries. Accordingly, the Company has consolidated the assets, liabilities, results of operations and cash flows of Xingyuan and its subsidiaries its financial statements. The agreements between the Goodwill Rich and Xingyuan were entered into to facilitate raising capital for the operations of Xingyuan through an offering of the Company’s common stock on the Nasdaq Capital Market, and Goodwill Rich paid no consideration to Xingyuan or its stockholders for entering into the agreements under which Xingyuan became a VIE, provided, however, that Mr. An Fengbin, the principle stockholder of Xingyuan became the chairman and CEO of the Company, and Mr. An Fengbin and the other stockholders of Xingyuan have certain rights or options to acquire the 6,000,000 shares of the Company’s common stock issued in the share exchange between the Company and Goodwill Rich at later dates when permitted by PRC laws and regulations.

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

On January 7, 2013, our subsidiary, Lianyungang Fusheng entered into a cooperative agreement with local government Jiangsu Guanyun County Lingang Industrial Park Management Committee, and agreed to invest about RMB 2 Billion (about USD $324.6 million) in Lingang Industrial Park to start a chemical material manufacturing project. On October 18, 2013, we obtained a Certificate of Land Use Right for the first batch of land totaling 1.6 million square meters at a cost of RMB 53.3 million. In December 2013, we have advanced approximately RMB 100 million to the contractor to start the chemical and fuel oil blending project, in March 2014, we advanced an additional RMB 100 million and in May 2014, we advanced additional RMB 216.9 million for the CIP project, which is expected to be completed by early 2015.

Facility and Business Acquisitions

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

In December 2011, we acquired a 61% equity interest in Suzhou Fusheng Petrochemical Company (“Suzhou Fusheng”) for RMB 12.2 million (approximately $1.93 million). Suzhou Fusheng owns storage tanks and land use rights to develop a riverside fuel oil pump station in Suzhou Wujiang City, Jiangsu Province. During the quarter ended June 30, 2014, Dalian Fusheng acquired the remaining 39% capital shares from Suzhou Fusheng’s minority shareholder, Mr. Zhong bin and Wujiang Coal and Petroleum Co., Ltd. for cash consideration of RMB 11.7 million. After this acquisition, Suzhou Fusheng became our 100% controlled subsidiary.

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

 On April 27, 2013, Dalian Fusheng formed a new subsidiary Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”) in the city of Lianyungang under the laws of the PRC with initial registered capital of $4.70 million (RMB 29,000,000). Based upon the Board Resolutions, Dalian Fusheng increased the registered and paid in capital of Lianyungang Fusheng to RMB 53.68 million on November 1, 2013 and then increased to RMB 153.68 million on December 27, 2013. On January 9, 2014, the Company’s new subsidiary, Xinniu Development Co., Ltd. invested additional RMB 100 million (about $16.2 million) to increase the registered and paid in capital of Lianyungang Fusheng to RMB 253.68 million.

On April 27, 2013, Dalian Xingyuan formed a new subsidiary Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”) in the city of Lianyungang under the laws of the PRC with registered capital of $3.4 million (RMB 21,000,000). During the third quarter of 2013, Dalian Xingyuan acquired 37% capital shares from Xiangshan Nanlian’s minority shareholder, Mr. Chen Wenwei for cash consideration of RMB 11.2 million. Xiangshan Nanlian completed the registration change with local State Administration of Industry and Commerce (the “SAIC”) on July 29, 2013 to reflect the share structure change. After the acquisition, Xiangshan Nanlian became the 100% controlled subsidiary of Dalian Xingyuan. The acquisition was treated as a related party transaction because a former minority shareholder, Mr. Chen Weiwen still serves as the legal representative of Xiangshan Nanlian after the acquisition.

On December 31, 2013, Dalian Fusheng, Dalian Xingyuan and Dalian Xifa jointly formed a new subsidiary Xinniu Development Co., Ltd. (“Xinniu”) in the city of Dalian under the laws of the PRC with registered capital of $32.5 million (RMB 200 million), among which $16.4 million has been paid to local State Administration for Industry & Commerce (“SAIC”) for registration purposes as of December 31, 2013. Subsequently, on January 22, 2014, Xinniu Development completed its registration and obtained the business license from local SAIC.

On May 19, 2014, Dalian Xifa completed its acquisition of Qingdao Grand New Energy Co., Ltd. (“Qingdao Energy”) through a related party share transfer transaction. Qingdao Energy is engaged in R&D, production, sale and service of the air-driven products. Its products use compressed air as driving force, which can be used in irrigation, petroleum extraction, among other areas. Its primary line of business is Energy Performance Contracting.

The acquisitions are consistent with Andatee’s strategy of expanding its geographic base and increasing market share along China’s rivers and coastal line.

Supply Agreements

We have established strong ties with our upstream suppliers. Our top 5 raw material suppliers are either state-owned enterprises or supported by state-owned enterprises, from which we received in excess of 54% of our total raw supplies purchases in six months ended June 30, 2013 and in excess of 67% of our total raw materials purchased in six months ended June 30, 2014. We also benefit from these relationships by being able to lease advanced facilities from our suppliers, which reduces our transportation costs and time and expedites deliveries of raw materials and, thus, improves customer service.

In September 2010, the Company executed 10-year agreements to supply marine fuel to Haiyu Fishery Limited Corporation (“Haiyu”) and Jinghai Group (“Jinghai”). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province. Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.05 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the three and six ended June 30, 2014 and 2013, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

Operational Initiatives in 2014

In the first six months of 2014, we continue to undertake the following steps designed to reduce the overall production and transportation costs:

•	built and/or acquired other distributing facilities to increase our profit margin and sales, enhance our brand and minimize the adverse impact of oil price volatility

•	established regional purchase center to timely collect all information for sales and purchase analysis, to process order making and logistics planning. This allows us to negotiate favorable pricing and volume discounts and maintain an appropriate sale levels

•	worked closely with the managements of the acquired companies to obtain an in-depth knowledge of local markets and developed a list of suppliers to reduce the purchase cost of certain raw materials.

•	relocated our production and storage centers closer to our end users who provide us more opportunity to develop an efficient and flexible manufacturing and operational infrastructure and enjoy savings on transportation costs.

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

Results of operations- Comparison of the three and six months ended June 30, 2014 and 2013

Revenue

For three months ended June 30, 2014, our revenue increased by $99.8 million, or 131.7%, from $75.8 million in three months ended June 30, 2013 to $175.5 million in 2014.

For the six months ended June 30, 2014, our revenue increased by $88 million or 68.1%, from $129.4 million in six months ended June 30, 2013 to $217.5 million in 2014.

The increase in our revenues was mainly due to increased sales volume. Our overall sales volume increase by 148,598 tons, or 177.1%, from 83,896 tons for the second quarter ended June 30, 2013 to 232,494 tons for the second quarter ended June 30, 2014. For the six months ended June 30, 2014, our overall sales volume increased by 129,793 tons, or 82.7%, from 156,907 tons for the six months ended June 30, 2013 to 286,700 tons for the six months ended June 30, 2014.

The increase in revenue was affected by the following factors:

•	The increase in our sales volume was primarily driven by increased market demand for our #1 and #4 blended fuel oil which has a relatively competitive market price targeting a broad range of fishing boat and cargo vessel customers. Among our total sales volume in the second quarter of 2014, approximately 23.1% was from sales of our #1 fuel oil and approximately 64.7% was from sales of our #4 fuel oil. Among our total sales volume for the six months ended June 30, 2014, approximately 23.4% was from sales of our #1 fuel oil and approximately 59.6% was from sales of our #4 fuel oil. The increase in sales volume was largely affected by our focus on massive sales of fuel oils to several large wholesalers with competitive price offerings as discussed below.

•	The increase in our revenue was affected by changes in our selling price on certain key products. When comparing the second quarter ended June 30, 2014 to the same period of 2013, the average selling price of our best-seller, #4 fuel oil decreased about 3.5%, and the average selling price for our #1 fuel oil decreased about 26.2%. When comparing the six months ended June 30, 2014 to the same period of 2013, the average selling price of our best-seller, #4 fuel oil decreased about 6.6%, and the average selling price for #1 fuel oil decreased about 30.6%. The decrease in selling prices for these products positively stimulated customer’s purchase demand and led to the increase in our sales volume.

•	Also, we shifted our strategy from retail sales of fuel oil to wholesale sales of fuel oil to large wholesalers located at extended geographic markets, such as in Shanghai and Zhejiang Province. Our wholesales business also helped to increase the sales volume.

•	In addition, certain other factors (such as the general slow-down of the Chinese economy, seasonality impact on the fishing industry, as well as the global crude oil price fluctuation, etc.) also negatively impacted our sales trend.

For the three months ended June 30, 2014, #1 marine fuel represented 23.1% of our sales, #2 marine fuel represented 0.3% of our sales, #3 marine fuel represented 10.1% of our sales, #4 marine fuel represented 61.9% of our sales, 180CST represented 1.8% of our sales and 120CST represented 2.8% of our sales.

For the three months ended June 30, 2013, #1 marine fuel represented 4.9% of our sales, #2 marine fuel represented 6.7% of our sales, #3 marine fuel represented 4.3% of our sales, #4 marine fuel represented 64.7% of our sales, 180CST represented 19.4% of our sales and no sales reported on 120CST.

For the six months ended June 30, 2014, #1 marine fuel represented 23.4% of our sales, #2 marine fuel represented 1.9% of our sales, #3 marine fuel represented 9.3% of our sales, #4 marine fuel represented 59.6% of our sales, 180CST represented 2.6% of our sales and 120CST represented 3.3% of our sales.

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

Our cost of revenues increased by $94.6 million, or 131.7%, from $71.8 million for the second quarter ended June 30, 2013 to $166.4 million for the second quarter ended June 30, 2014, primarily due to increased sales volume from 83,896 tons for the second quarter ended June 30, 2013 to 232,494 tons for the second quarter ended June 30, 2014.

For the six months period, our cost of revenues increased by $83.5 million, or 68.4%, from $121.9 million for the six months ended June 30, 2013 to $205.5 million for the six months ended June 30, 2013 due to increased sales volume from 156,907 tons for the six months ended June 30, 2013 to 286,700 tons for the six months ended June 30, 2014.

The increase in our cost of revenue was primarily due to the following reasons:

•	Cost of revenue increased due to increased sales volume as discussed above. As more quantity was sold, more costs have been allocated to the volume of products been sold.

•	The Company’s weighted inventory costs was largely affected by global oil price fluctuation (the global crude oil trading prices increased from $98 per barrel in August 2013 to about $102 in late December 2013 and then slightly dropped to $99 per barrel in March 2014 and then slightly increased to $104 per barrel. Due to the crude oil price fluctuation, the Company’s raw material costs and production costs also fluctuated), because the Company purchases the oil and fuel from upstream suppliers for blend and re-sale, its cost of sales was largely determined by the purchase costs incurred and then allocated to the products sold.

•	The average cost per unit decreased from $856 per ton in second quarter ended June 30, 2013 to $716 per ton in second quarter ended June 30, 2014. For the six months ended June 30, 2014, our average unit cost per ton was $717 as compared to $777 for the same period of 2013. The decrease in our average unit cost was a result of our efforts to import fuel oils from overseas markets since the second half of 2013, which enabled the Company to avoid incurring higher purchase costs from domestic suppliers only. The overall increase in cost of revenue was primarily affected by the increased sales volume as discussed above and not cost per unit.

Gross Margins

Our gross profit increased by $5.2 million, or 131.9%, to $9.1 million for the quarter ended June 30, 2014 as compared to $3.9 million in the quarter ended June 30, 2013. As a percentage of revenues, our gross profit margin was 5.2% and 5.2% for the second quarter of 2014 and 2013, respectively.

Our gross profit increased by $4.6 million, or 62.1%, to $12 million for the six months ended June 30, 2014 as compared to $7.4 million for the six months ended June 30, 2013. As a percentage of revenues, our gross profit margin was 5.5% and 5.7% for the six months ended June 30, 2014 and 2013, respectively.

The gross profit and gross profit margin was also affected by the following factors, including:

•	The gross profit margin of our six major products is different. Fuel #3 and fuel #4 has a higher gross profit margin than other products, and fuel 120CST and fuel 180CST has the lowest margin. Therefore, the sales of the different product mix in different reporting periods impacted our gross profit.

•	We retail our products to end users and also wholesale to distributors as well. Gross profit from our retail side is normally higher than the wholesale side because we can set the selling price higher and can control the operating costs more easily. Accordingly, an increase or decrease in the retail sales will impact our gross profit to a certain extent.

•	The increase and decrease in the average selling price and average unit cost will also impact our gross margin.

For the three and six months ended June 30, 2014, the increase in our gross margin was largely attributable to increased sales volume and decreased unit costs as compared to the same period of 2013, as discussed above. However, the slight decrease in our GP% was due to the shifting of our sales mix from retail side to wholesale side.

With the completion of the Company’s distribution network setup in Shandong, Jiangsu and Zhejiang, we intend to increase our sales in these regions in the near future and also improve our gross profit margin. We expect to have a margin recovery as the new market gains sales momentum and recovery of macroeconomic conditions in the energy industry. Moreover, we are working on research and development of better formulas for blended fuel products to decrease our costs to increase our gross profit margin.

Selling Expenses

Our selling expenses consist primarily of employee compensation and benefits for our sales and marketing staff, promotional and advertising activities and for leasing the oil storage tanks.

Selling expenses decreased by $118,114, or 33.0%, from $357,975 for the three months ended June 30, 2013 to $239,831 for the three months ended June 30, 2014. This decrease is mainly due to reduced sales promotions, oil storage tank and other facility lease expenses. As a percentage of revenues, selling expenses decreased from 0.5% for the three months ended June 30, 2013 to 0.1% for the three months ended June 30, 2014.

Selling expenses decreased by $345,879, or 42,3%, from $817,031 for the six months ended June 30, 2013 to $471,152 for the six months ended June 30, 2014. This decrease is mainly due to reduced sales promotion expenses and lease expenses. As a percentage of revenues, selling expenses decreased from 0.6% for the six months ended June 30, 2013 to 0.2% for the six months ended June 30, 2014.

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

General and administrative expenses decreased $142,823, or 5.7%, from $2.49 million for the three months ended June 30, 2013 to $2.34 million for the three months ended June 30, 2014. The decrease was because of decreases in bad debt reserves due to our efforts to collect the outstanding accounts receivable and realization of the outstanding advance payments to vendors. Also, due to terminating the oil storage tank lease, amortization on leaseholds decreased as well. As a percentage of revenues, general and administrative expenses increased from 3.3% for the three months ended June 30, 2013 to 1.3% for the three months ended June 30, 2014.

 General and administrative expenses increased by $541,539, or 13.1%, from $4.14 million for the six months ended June 30, 2013 to $4.68 million for the six months ended June 30, 2014. The increase was caused by increases in depreciation expense, professional services fees and consulting fees. As a percentage of revenues, general and administrative expenses decreased from 3.2% for the six months ended June 30, 2013 to 2.2% for the six months ended June 30, 2014.

We expected that our overall general and administrative expenses would increase in connection with our re-organizing our corporate structure, and hire more experienced management personnel in the near future.

Interest Expense

Interest expense increased by $3.3 million, from $1.17 million for the three months ended June 30, 2013 to $4.46 million for the three months ended June 30, 2014.

Interest expense increased by $6.3 million, from $2.1 million for the six months ended June 30, 2013 to $8.4 million for the six months ended June 30, 2014.

The increase in interest expense was due to increased amortization of prepaid interest expense incurred on the bank acceptance bills and short-term bank loans for the three and six months ended June 30, 2014. Also, prepaid interest expense decreased about $2.7 million which was included in “prepaid expenses and other current assets” as of June 30, 2014.

The increase in interest was due to our increased borrowing of short-term loans and bank notes bills for working capital and capital expenditures.

Provision for Income Taxes

For the three months ended June 30, 2014, we reported income tax expense of $21,820. For the three months ended June 30, 2013, we reported income tax expense of $52,668.

For the six months ended June 30, 2014, we reported income tax expense of $143,559. For the six months ended June 30, 2013, we reported income tax expense of $469,254 after application of an income tax benefit due to operating losses incurred during this period.

Net Income (loss) Attributable to the Company

Net income attributable to the Company increased by $3.0 million, from net loss of $79,414 for the three months ended June 30, 2013 to net income of $2.9 million for the three months ended June 30, 2014. The increase in our net income was mainly the result of our increase in revenues, decrease in selling and general and administrative expense, and affected by an increase in interest expense as discussed above.

Net loss attributable to the Company increased by $0.8 million, from a net income of $255,556 for the six months ended June 30, 2013 to net loss of $509,596 for the six months ended June 30, 2014. The increase in net loss was mainly the result of an increase in interest expense for the period indicated.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of approximately $0.8 million in our bank accounts, and additionally, we have set aside $53.7 million of restricted cash on our bankers’ acceptance notes. We received a credit rating of AA- from our banks. Therefore we believe that we will be able to renew our current short-term bank loans upon maturity and obtain additional new bank loans, if necessary, during 2014. Currently, we are under negotiation with Guangfa Bank and Harbin Bank and are expected to obtain RMB 70 million new bank loans in the near future. We are expecting to generate additional cash flows in the coming period of time from our new sales regions and increase our revenue during the sales season. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next 12 months.

As of June 30, 2014, our balance sheet reported a working capital deficit of $81.9 million, primarily because we raised short-term bank loans and bank notes borrowings since the third and fourth quarters of 2013 and continued to borrow additional bank note bills during the first and second quarter of 2014. As of June 30 2014, about $68 million in bank borrowings have been used for construction in process and purchasing property, equipment and intangible assets. In addition, during first and second quarter of 2014, we started to stockpile inventory in order to prepare for the upcoming sales season, which led to an increase in accounts payable as of June 30, 2014.

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

 Our future capital expenditures will include building new fueling facilities, increasing our blending and storage capacity, berth improvements, expanding our product lines, research and development capabilities, and making acquisitions when deemed appropriate.

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

In September 2010, the Company executed a 10-year agreements to supply marine fuel to Haiyu Fishery Limited Corporation (“Haiyu”) and Jinghai Group (“Jinghai”). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province. Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.05 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For three and six months ended June 30, 2014 and 2013, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	For six months ended June 30,
	2014	2013
Cash flow data:
Net cash provided by (used in) operating activities	$44,988,573	$(36,164,212)
Net cash used in investing activities	(55,172,743)	(2,953,900)
Net cash (used in) provided by financing activities	(11,556,486)	40,961,433
Effect of exchange rate on cash	(109,925)	53,377
Net changes in cash	(21,850,581)	1,896,698
Cash at beginning of period	22,638,820	1,625,705
Cash at end of period	$788,239	$3,522,403

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was approximately $45.0 million, which was primarily as a result of the following factors:

•	Decrease in accounts receivable of $29.6 million because we expedited the cash collection after credit sales.

•	Increase in inventory purchases of $32.5 million in order to stockpile of inventory when crude oil price were relatively low and to prepare for satisfying expected increased customer demand.

•	Decrease in advances to suppliers of $25.5 million because certain prior year advance payments to suppliers for inventory purchases have been realized during 2014.

•	Increase in other current assets of $6.4 million because about RMB 33.9 million VAT Input tax and RMB 4.9 million prepaid income tax has been recorded due to timing difference.

•	Increase in accounts payable of $24.2 million because of our purchase of inventory on credit from several suppliers for inventory stockpile purposes.

•	Decrease in tax payable of $1.6 million because we delayed the payment of prior year VAT tax and income tax until January 2014 due to timing difference between bookkeeping and filing the tax returns.

Net cash used in operating activities for the six months ended June 30, 2013 was approximately $36.2 million, which was primarily a result of the following factors:

•	An increase in accounts receivable of $30.0 million as a result of our increased credit sales and delayed collections;

•	Purchase of inventories of $11.2 million as a result of anticipating increased sales volume in the expanded distribution network and upcoming fishing season;

•	An increase in advances to suppliers of $5.9 million because more advance payments have been paid to suppliers for the inventory purchase;

•	A decrease in advances from customers of $1. 5 million because the same amount has been recognized as revenue when products have been delivered to customers and when revenue recognition criteria have been met;

•	An increase in accounts payable of $12.1 million due to increased purchase of materials in anticipation of future purchase price increases and in order to prepare for next sales peak season.

•	An increase in prepaid expense and other current assets by $1.9 million because of increased prepaid interest expense on our outstanding notes bills.

Investing Activities

Cash used in investing activities was $55.2 million for the six months ended June 30, 2014, which was primarily attributable to:

•	Our expenditures on our construction in progress of $52.8 million, because our subsidiary, Lianyungang Fusheng paid an additional RMB 316.9 million to contractor to start the construction of a new chemical and fuel oil blending project in Lianyungang City

•	Cash paid for acquiring a non-controlling interest of $1.9 million because the Company acquired the 39% non-controlling interest in Suzhou Fusheng.

Cash used in investing activities was $3.0 million for the six months ended June 30, 2013, which was primarily attributable to:

•	An equity investment of $1.3 million to an unconsolidated entity, Dalian Haode, in which we have a 20% equity interest

•	Prepayment for land use right of $1.6 million because the Company’s newly formed subsidiary, Lianyungang Fusheng expects to obtain a land use right from the local government to build a new manufacturing plant on this land.

Financing Activities

Cash used in financing activities was $11.6 million for the six months ended June 30, 2014. It consists of net proceeds from short-term bank loans of $19.1 million, repayments of bank loans of $22.7 million, proceeds from bank notes of $141.7 million while repaying bank notes of $190.3 million, restricted cash collected of $45.4 million due to the decrease in our bank notes payable, repayment of $0.8 million of loans from related parties, and payments for deferred financing costs of $4.0 million.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer (the “Evaluating Officers”), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, the Evaluating Officers concluded that our disclosure controls and procedures were not effective as of the period covered by this report. The foregoing conclusion was due to the continued presence of material weaknesses in internal control over financial reporting, as discussed under “Management’s Report on Internal Control Over Financial Reporting” in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”). Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses described below are remediated.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. As reported in the Annual Report, our management was aware of several material weaknesses in the Company’s internal control over financial reporting, including weaknesses related to (i) control environment, (ii) control activities, (iii) information and communications, and (iv) internal control monitoring. Our current accounting staff remains relatively inexperienced in U.S. GAAP-based reporting and requires additional training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations. Our Evaluating Officers concluded that those issues persisted at the time of their most recent evaluation, which considered the factors, including:

-	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;
-	the significance of the audit adjustments’ impact on the overall financial statements;
-	how adequately we complied with U.S. GAAP on transactions; and
-	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

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

Changes in Internal Controls over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting during our second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of June 30, 2014.

Item 1A.	Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended June 30, 2014. The Company did not repurchase any of its equity securities during the same fiscal period.

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

Andatee China Marine Fuel Services Corporation

Date: August 14, 2014	By:	/s/ Wang Hao
Wang Hao
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Quan Zhang
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

