Form 10-Q
period 2014-09-30
Andatee China Marine Fuel Services Corp
filed 2014-11-14
CIK 1469606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 7, 2014, the Company had 10,255,813 shares of common stock outstanding.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

INDEX TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013	F-2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013	F-3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013	F-4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F-5-21

2

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$203,019	$22,638,820
Restricted cash	45,561,801	99,659,597
Accounts receivable, net	19,936,801	45,818,721
Inventories, net	40,498,615	3,893,530
Advances to suppliers, net	1,339,646	25,930,533
Deposits for land use rights	715,053	720,084
Deferred financing costs, net	1,006,589	4,373,603
Equity investment	-	1,351,428
Other current assets	5,201,833	517,320
Total current assets	114,463,357	204,903,636

Property, plant and equipment, net	53,137,119	54,292,903
Construction in progress	71,442,451	17,781,162
Intangible assets, net	15,810,678	16,289,315
Total assets	$254,853,605	$293,267,016

LIABILITIES AND EQUITY

Current liabilities
Short-term bank borrowings	$24,051,744	$27,821,419
Bank note payable	133,261,286	191,257,528
Accounts payable and accrued liabilities	31,705,917	3,156,079
Advances from customers	248,821	1,693,875
Loan from third parties	-	98,193
Related party loans payable	876,831	1,595,594
Taxes payable	5,020,720	6,254,057
Other liabilities	1,817,308	1,149,298
Total current liabilities	196,982,627	233,026,043

Warrant liability	579,831	290,687
Total liabilities	197,562,458	233,316,730

Commitments and contingencies

Equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,255,813 shares issued; 10,164,621 shares outstanding	10,256	10,256
Treasury stock, at cost; 91,192 shares	(497,693)	(497,693)
Additional paid-in capital	31,612,913	29,998,994
Accumulated other comprehensive income	3,930,402	6,206,460
Retained earnings	17,606,567	17,990,881
Statutory reserve	3,932,585	3,932,585
Total stockholders' equity of the Company	56,595,030	57,641,483
Noncontrolling interest	696,117	2,308,803
Total equity	57,291,147	59,950,286
Total liabilities and equity	$254,853,605	$293,267,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues	$146,303,487	$61,564,873	$363,789,322	$190,962,563
Cost of revenues	139,184,245	56,652,979	344,657,658	178,635,410
Gross profit	7,119,242	4,911,894	19,131,664	12,327,153

Operating expenses
Selling expenses	405,810	367,616	876,962	1,184,647
General and administrative expenses	2,576,353	3,547,780	7,254,659	7,684,547
Total operating expenses	2,982,163	3,915,396	8,131,621	8,869,194

Income from operations	4,137,079	996,498	11,000,043	3,457,959

Other income (expense)
Interest income	229,186	58,744	1,364,216	283,792
Interest expense	(2,341,001)	(737,667)	(10,731,892)	(2,818,881)
Income from equity investment	-	12,418	-	28,768
Loss from disposal of equity method investee	(53,339)	-	(41,942)	-
Change in fair value of warrants	(307,746)	(270,539)	(289,144)	(260,389)
Other expense	(20,134)	(193,101)	(42,229)	(193,270)
Total other expense, net	(2,493,034)	(1,130,145)	(9,740,991)	(2,959,980)

Income (loss) before income tax provision	1,644,045	(133,647)	1,259,052	497,979

Provision for income taxes	1,523,361	408,053	1,666,920	877,307

Net income (loss)	120,684	(541,700)	(407,868)	(379,328)
Less: net loss attributable to noncontrolling interest	(4,598)	1,159	(23,554)	(92,025)
Net income (loss) attributable to Andatee China Marine Fuel Services Corporation	$125,282	$(542,859)	$(384,314)	$(287,303)

Comprehensive income (loss)
Net income (loss)	$120,684	$(541,700)	$(407,868)	$(379,328)
Foreign currency translation adjustment	17,332	(115,317)	(415,652)	1,499,734
Comprehensive income (loss)	138,016	(657,017)	(823,520)	1,120,406
Less: comprehensive income (loss) attributable to noncontrolling interest	3,115	(24,556)	1,612,686	(316,411)
Comprehensive income attributable to Andatee China Marine Fuel Services Corporation	$141,131	$(632,461)	$789,166	$1,436,817

Weighted average number of shares:
Basic	10,255,813	9,860,159	10,255,813	9,715,858
Diluted	10,419,727	9,860,159	10,255,813	9,715,858

Earnings (losses) per share:
Basic	$0.01	$(0.06)	$(0.04)	$(0.01)
Diluted	$0.01	$(0.06)	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(407,868)	$(379,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,582,533	1,813,675
Amortization	338,944	393,147
Provision for doubtful accounts	457,730	2,915,205
Change in inventory reserve	185,152	139,549
Deferred tax provision	-	187,901
Amortization of deferred financing costs	7,424,622	-
Stock-based compensation to consulting firm	-	356,667
Stock-based compensation to directors	102,375	136,500
Income from equity investment	-	(28,768)
Loss from disposal of equity method investee	41,942	-
Change in fair value of warrants	289,144	260,389
Changes in operating assets and liabilities:
Accounts receivable	24,605,678	(23,769,140)
Inventories	(36,863,343)	(27,909,845)
Advances to suppliers	24,968,839	(819,909)
Other current assets	(4,627,890)	(3,409,281)
Accounts payable and accrued liabilities	28,942,295	16,851,041
Advances from customers	(1,435,013)	(5,048,428)
Taxes payable	(1,191,124)	3,802,579
Other liabilities	310,211	1,151,546
Net cash provided by (used in) operating activities	45,724,227	(33,320,502)

Cash flows from investing activities
Proceeds from disposal (acquisition) of equity method investee	1,301,723	(1,287,581)
Additions to property and equipment	(1,805,175)	(88,554)
Additions to construction in progress	(53,852,932)	-
Addition to intangible assets	(37,753)	(4,452,134)
Cash paid for acquiring noncontrolling interest	(1,903,770)	(1,722,140)
Net cash used in investing activities	(56,297,907)	(7,550,410)

Cash flows from financing activities
Proceeds from short-term loans	27,254,829	33,718,535
Repayments of short-term loans	(30,834,567)	(15,803,451)
Proceeds from bank notes	141,564,020	128,011,331
Repayments of bank notes	(198,294,743)	(31,545,741)
Restricted cash, net	53,468,281	(59,167,769)
Deferred financing costs	(4,083,991)	-
Repayment of loan from unrelated parties	(97,629)	(7,210,455)
Proceeds (repayment) of loans from related parties	(708,126)	2,354,493
Net cash (used in) provided by financing activities	(11,731,926)	50,356,942

Effect of exchange rate changes on cash and cash equivalents	(130,195)	162,267

Net (decrease) increase in cash and cash equivalents	(22,435,801)	9,648,297

Cash and cash equivalents, beginning of period	$22,638,820	$1,625,705

Cash and cash equivalents, end of period	$203,019	$11,274,002

Supplemental cash flow information
Interest paid	$7,648,577	$2,593,721
Income taxes paid	$1,285,953	$316,835
Transfer from construction in progress to property, plant and equipment	$694,799	$-
Transfer from advances to suppliers to construction in progress	$53,307,190	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDATEE CHINA MARINE FUEL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Andatee China Marine Fuel Services Corporation (the “Company”), its subsidiaries, its variable interest entities (“VIE”) and its VIE’s subsidiaries (collectively the “Group”) are principally engaged in the production, storage, distribution and trading of blended marine fuel oil for cargo and fishing vessels in the PRC.

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim periods ended September 30, 2014 are not necessarily indicative of the results than may be expected for the fiscal year ending December 31, 2014. The information included in the Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014.

NOTE 2 - LIQUIDITY

As reflected in the Company’s unaudited condensed consolidated financial statements, the Company had a net loss for the nine months ended September 30, 2014. The Company also has a working capital deficit at September 30, 2014. The Company relies upon cash from its financing activities to fund its ongoing operations as it has not been able to generate sufficient cash from operating activities and there is no assurance that it will be able to do so in the future.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements of Andatee reflect the principal activities of the following entities. The noncontrolling interests represent the minority stockholders’ interest in the Group’s majority owned subsidiaries, VIE and affiliates. All material intercompany transactions have been eliminated.

Name of the entity	Place of Incorporation	Ownership Percentage
Andatee China Marine Fuel Services Corp.	Delaware	Parent
Goodwill Rich International Corp., (“Goodwill Rich”)	Hong Kong	100%
Dalian Fusheng Petrochemical Company ("Fusheng") (“WOFE”)	Dalian, China	WOFE,100%
Dalian Xingyuan Marine Bunker Co., Ltd (“Xingyuan”) (“VIE”)	Dalian, China	VIE
Dalian Xifa Petrochemical Company, Ltd.(“Dalian Xifa”),	Dalian, China	100%
Shandong Xifa Prochemical Company, Ltd. (“Shandong Xifa”)	Shandong, China	100%
Shenzhen Shengfu Petrochemical Company, Ltd.( “Shenzhen Shengfu”)	Shenzhen, China	100%
Donggang Xingyuan Marine Fuel Company (“Donggang Xingyuan”)	Donggang, China	100%
Rongcheng Zhuoda Trading Co (“Zhuoda”)	Shandong, China	100%
Wujiang Xinlang Petrochemical Company ("Xinglang")	Wujiang, China	90%
Xiangshan Yongshi Nanlian Petroleum Company (“Nanlian”)	Zhejiang, China	100%
Rongcheng Xinfa Petroleum Company (“Xinfa”)	Shandong, China	90%
Suzhou Fusheng Petrochemical Company ("Suzhou Fusheng") (A)	Suzhou, China	100%
Hailong Petrochemical Company (“Hailong”)	Tianjin, China	52%
Rongcheng Mashan Xingyuan (“Mashan Xingyuan”)	Shandong, China	52%
Shanghai Fusheng Petrochemical Company, Ltd.( “Shanghai Fusheng”)	Shanghai, China	100%
Lianyungang Fusheng Petrochemical Co., Ltd. (“Lianyungang Fusheng”)	Lianyungang, China	100%
Lianyungang Xingyuan Marine Bunker Co., Ltd. (“Lianyungang Xingyuan”)	Lianyungang, China	100%
Xinniu Development Co., Ltd.	Dalian, China	100%
Qingdao Grand New Energy Co., Ltd. (“Qingdao Energy”) (B)	Qingdao, China	100%

Note A:  On May 22, 2014, Dalian Fusheng acquired the remaining 39% of capital shares from Suzhou Fusheng’s minority shareholders Mr. Zhongbin and Wujiang Coal and Petroleum Co., Ltd. for cash consideration of RMB 11.7 million (US $1.9 million) .  Suzhou Fusheng completed the registration change with the local State Administration of Industry and Commerce (the “SAIC”) on May 23, 2014 to reflect the share structure change.  After the acquisition, Suzhou Fusheng became a wholly controlled subsidiary of the Company. The ownership change in Suzhou Fusheng was accounted for as an equity transaction and no gain or loss was recognized in the consolidated statements of net income (loss) and comprehensive income (loss).

Note B:  On May 19, 2014, the Company, through a related party share transfer, acquired 100% ownership interest in Qingdao Grand New Energy Co., Ltd. (See Note 14 below).

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

Foreign Currency Translation

The functional currency of the Company’s subsidiary in Hong Kong is the US dollar while the local currency of the Company’s subsidiaries, VIE and its subsidiary in China is the Renminbi (“RMB”). Accordingly, assets and liabilities of the China entities are translated into US dollars at the spot rates in effect as of the balance sheet date. Revenues, costs and expenses are translated using monthly average exchange rates during the reporting period. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Due to the fact that cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Gains and losses resulting from foreign currency translation to reporting currency are recorded in accumulated other comprehensive income in equity for the periods presented.

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

Translation of amounts from RMB into the US dollar has been made at the following exchange rates for the respective period:

	September 30, 2014	December 31, 2013	September 30, 2013
Period end RMB : USD exchange rate	6.1534	6.1104	6.1364
Average RMB : USD exchange rate	6.1457	6.1905	6.2132

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. The Company’s level 2 financial instruments consist of the warrants liability, which is measured at fair value on a recurring basis using a model based valuation technique. The warrants do not meet the conditions for equity classification pursuant to ASC 815, “Derivatives and Hedging”. Therefore, these warrants are classified as a liability. The fair value of the warrants is calculated using the Black-Scholes options pricing model (See Note 16 for valuation of warrant liability).

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

Net realizable value is the estimated selling price in the normal course of business less the estimated expenses and related taxes related to the sale.

Raw materials include low-value consumables and other materials, which can be in use for more than one year but do not meet the definition of fixed assets.

Deferred financing cost

Deferred financing costs represent the prepaid interest incurred in connection with the discount of bank acceptance notes. These costs are amortized over the terms of the bank acceptance notes ranging up to six months, using the straight-line method, which approximates the effective interest method. Amortization of these costs is charged to interest expense in the consolidated statements of operations and comprehensive income (loss). As of September 30, 2014 and December 31, 2013, accumulated amortization of deferred financial cost was $3,072,291 and $3,779,111, respectively. As of September 30, 2014, approximately $1.65 million interest has been capitalized (see Note 9).

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs, which are not considered improvements and do not extend the useful life of the asset, are expensed as incurred; additions, renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in the statement of operations in other income and expenses.

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

Impairment of Long-Lived Assets

Certain assets such as property, plant, and equipment, and purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets are tested for impairment annually. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets as of September 30, 2014.

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

In the normal course of business, the Company may be subject to challenges from taxing authorities regarding the amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions. Management determines whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of September 30, 2014, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

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

Stock-Based compensation

The fair value of common stock issued is used to record stock-based compensation. Fair value is estimated based on the closing price of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. Stock-based compensation is expensed over the requisite performance period.

Accounting for changes in ownership

In accordance with ASC 810 “Consolidation”, changes in a parent’s ownership while the parent retains its controlling financial interest in its subsidiary should be accounted for as an equity transaction. Therefore, no gain or loss is recognized in consolidated net income (loss) or comprehensive income (loss) as a result of the acquisitions of noncontrolling interest disclosed in Note 3. The carrying amount of the controlling and noncontrolling interest is adjusted to reflect the change in ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted is recognized in equity attributable to the parent. If a change in a parent’s ownership interest occurs in a subsidiary that has accumulated other comprehensive income, the carrying amount of accumulated other comprehensive income is adjusted to reflect the change in the ownership interest in the subsidiary through a corresponding charge or credit to equity attributable to the parent.

Equity Method Investment

The Company accounted for its investment in unconsolidated entities by the equity method. The Company’s share of earnings (loss) in the unconsolidated entity is included in other income (loss) on the consolidated statements of operations and comprehensive income (loss) (after elimination intra-company profit and losses). The Company records its shares of losses in the unconsolidated entities only to the extent of the Company’s investment.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on the Company's consolidated financial statement.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable is as follows:

	September 30, 2014	December 31, 2013
Trade accounts receivable	$21,703,631	$46,604,189
Less: allowances for doubtful accounts	(1,766,830)	(785,468)
Accounts receivables, net	$19,936,801	$45,818,721

NOTE 5 - INVENTORIES, NET

The Company’s inventory consists of the following:

	September 30, 2014	December 31, 2013
Marine Fuel	$40,473,802	$3,911,101
Other raw materials	227,182	-
Less: inventory reserve	(202,369)	(17,571)
Total Inventory, net	$40,498,615	$3,893,530

NOTE 6 - ADVANCES TO SUPPLIERS, NET

Advances to suppliers represent the payments made to suppliers in advance for the purchase of certain materials and fuels. Advances to suppliers consisted of the following:

	September 30, 2014	December 31, 2013
Advances to suppliers	$1,339,646	$26,462,158
Less: allowance for doubtful accounts	-	(531,625)
Advances to suppliers, net	$1,339,646	$25,930,533

NOTE 7 – OTHER CURRENT ASSETS

The Company’s other current assets consist of the following:

	September 30, 2014	December 31, 2013
VAT recoverable	$5,066,726	$-
Notes and other receivables	119,465	429,102
Prepaid insurance	15,642	88,218
Total other current assets	$5,201,833	$517,320

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property, plant and equipment consists of the following:

	September 30, 2014	December 31, 2013
Property and buildings	$49,061,851	$48,643,214
Machinery, boiler and marine bunker equipment	11,654,598	10,714,150
Transportation vehicles	1,535,851	1,537,092
Office equipment	73,047	53,883
Leasehold improvement	68,528	69,011
Total	62,393,875	61,017,350
Less: Accumulated depreciation	(9,256,756)	(6,724,447)
Property, Plant and Equipment, net	$53,137,119	$54,292,903

Depreciation expense was $984,065 and $734,064 for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $2,582,533 and $1,813,675 for the nine months ended September 30, 2014 and 2013, respectively.

Property and equipment with a net book value $ 23,357,818 and $44,976,316 has been pledged as collateral for certain bank acceptance notes and bank loans at September 30, 2014 and December 31, 2013, respectively (See Note 12 and Note 13).

NOTE 9 - CONSTRUCTION-IN-PROGRESS

The construction projects in progress represent facilities being built to expand production capacity in Lianyungang, Donggang, Rongcheng and Wujiang areas. Construction costs mainly represent construction expenditures and equipment costs not yet in service. In December 31, 2013, the Company started to construct a new chemical and fuel oil blending project in Lianyungang city after the Company obtained a land use right in October 2013. Total estimated contract price for this new project is approximately $73 million (or RMB 450 million) after the Company signed a supplemental contract with the contractor. The Company advanced $17 million (equivalent to RMB 100 million) to the contractor to start the project in December 2013, paid an additional $16.2 million (equivalent to RMB 100 million) to the contractor in March 2014 and paid an additional $34.8 million (equivalent to RMB 216.9 million) to the contractor in May 2014. As of September 30, 2014, the accumulated advances on this project approximated $69.8 million.

The Company’s construction-in-progress is as follows:

	September 30, 2014	December 31, 2013
Berth and berth improvements	$-	$698,812
Oil blending and chemical project at Lianyungang	69,790,732	16,418,320
Capitalized interest	1,651,719	664,030
Total	$71,442,451	$17,781,162

NOTE 10 - INTANGIBLE ASSETS, NET

The Company’s intangible assets with finite lives are summarized as follows:

	September 30, 2014	December 31, 2013
Land use rights	$13,275,232	$13,368,652
Leasehold right	2,738,323	2,757,594
Licenses and permits	1,137,582	1,145,588
Software	76,331	38,897
Total	17,227,468	17,310,731
Less: accumulated amortization	(1,416,790)	(1,021,416)
Intangible assets, net	$15,810,678	$16,289,315

Land use rights with a net book value of $9,287,217 and $9,352,573 were pledged as collateral for certain loans and bank notes at September 30, 2014 and December 31, 2013, respectively (see Note 12 and Note 13).

Amortization expense for the three months ended September 30, 2014 and 2013 was $134,118 and $139,491, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $338,944 and $393,147, respectively.

The estimated future amortization expense is as follows:

For the twelve months ending September 30,
2015	$534,051
2016	525,922
2017	525,210
2018	525,210
2019	525,210
Thereafter	13,175,075
Total	$15,810,678

NOTE 11- DISPOSAL OF EQUITY METHOD INVESTMENT

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

On July 15, 2014, the Company transferred its 20% ownership interest in Dalian Haode to a related party, Dalian Dongfangzheng Co., ltd., an entity controlled by Mr. An Fengbin, at RMB 8 million (approximately $1.30 million). The Company recognized $53,339 and $41,942 of loss from disposal of the equity investment for the three and nine months ended September 30, 2014, respectively, which are included in “Loss from disposal of equity method investee” in the unaudited condensed consolidated statements of operations and other comprehensive income (loss).

 NOTE 12 – SHORT-TERM BANK BORROWINGS

The following is a summary short-term bank borrowings:

		September 30, 2014	December 31, 2013
Bohai Bank:
Interest at 6.3%, payable on February 3, 2014	(1)	$-	$4,909,663
Fuxin Bank:
Interest at 6.5%, payable on March 26, 2014	(1)	-	8,182,770
Interest at 7.2%, payable on June 17, 2015	(2)	1,625,118	-
CITIC Bank:
Interest at 7.5%, payable on April 18, 2014	(3)	-	6,546,216
Interest at 7.5%, payable on September 24, 2014	(4)	-	8,182,770
Interest at 6.636%, payable on October 26, 2014	(5)	6,500,471	-
Interest at 7.5%, payable on September 25, 2015	(6)	8,125,589
Guangfa Bank:
Interest at 7.5%, payable on February 6, 2015	(7)	7,800,566	-
Total		$24,051,744	$27,821,419

(1)	The loans were fully repaid upon maturity in the first quarter of 2014.

(2)	On June 17, 2014, the Company’s subsidiary, Dalian Xingyuan entered into a short-term bank loan agreement with Fuxin Bank to borrow RMB 10 million ( US $1,625,118) as a working capital for one year. The loans bear variable interest rates of 7.2% plus 20 basis points, adjustable on a quarterly basis. A third-party, Dalian Guotou Investment Guarantee Co., Ltd. signed a maximum guarantee agreement with the bank to guarantee the borrowing. There was no additional collateral requirement for this loan.

(3)	The loan was fully repaid upon maturity on April 18, 2014.

(4)	The loan was fully repaid upon maturity on September 24, 2014.

(5)	On April 25, 2014, the Company’s subsidiary, Dalian Fusheng entered into a short-term bank loan agreement with CITIC bank to borrow RMB 40 million (US$6,500,471) as a working capital loan for six months (from April 25, 2014 to October 25, 2014). The loan bears a variable interest rate plus 18.5 basis points. The Company's subsidiaries Dalian Xingyuan and Xiangshan Nanlian and our major shareholder, Mr. An Fengbin separately signed a maximum guarantee agreement with the bank, to provide a maximum RMB 200 million guarantee for any bank borrowings that Dalian Fusheng borrows from CITIC bank during April 24, 2014 through April 24, 2016. There was no additional collateral requirement for this loan.

(6)	On September 25, 2014, the Company’s subsidiary, Dalian Xinguan entered into a short term bank loan agreement with CITIC Bank to borrow RMB 50 million (US $8,125,589) as a working capital loan for one year (from September 25, 2014 to September 25, 2015). The loan bears a variable interest rate of 7.5%, plus 25 basis points on a quarterly basis. The Company’s related party Mr. An Fengbin and the Company’s subsidiary, Dalian Fusheng signed guarantee agreements with the bank to guarantee this loan.

(7)	On February 7, 2014, the Company’s subsidiary, Dalian Xinguan entered into a short term bank loan agreement with Guangfa Bank to borrow RMB 48 million (US $7,800,566) as a working capital loan for one year (from February 7, 2014 to February 6, 2015). The loan bears a variable interest rate of 7.5%, plus 30 basis points on a quarterly basis. The Company is required to deposit 50% of the proceeds as collateral to secure this bank loan. In addition, the Company’s subsidiary, Dalian Fusheng and the Company’s major shareholder signed guarantee agreements with the bank to guarantee this loan.

Subsequently, on October 23, 2014, the Company's subsidiary, Dalian Fusheng entered into a short-term bank loan agreement with CITIC bank to borrow RMB 40 million (approximately $6.5 million) as a working capital loan for six months (from October 23, 2014 to April 23, 2015). The loan bears a variable interest rate plus 18.5 basis points on a quarterly basis. The Company's subsidiaries Dalian Xingyuan and Xiangshan Nanlian and a related party, Mr. An Fengbin separately signed a maximum guarantee agreement with the bank, to provide a maximum RMB 200 million guarantee for any bank borrowings that Dalian Fusheng borrows from CITIC bank during April 24, 2014 through April 24, 2016. There was no additional collateral requirement for this loan.

NOTE 13 - BANK NOTE PAYABLE

The Company has various credit facilities with Citic Bank, Fuxin Bank, Guangfa Bank and Xingye Bank that provide for working capital in the form of bank acceptance notes. The terms of the notes are six months or one year, with an interest rate in the range of 3.6% to 8.5%. The Company is required to deposit 30% to 100% of restricted cash to guarantee the bank notes. As of September 30, 2014 and December 31, 2013, $45.6 million and $99.7 million of restricted cash were deposited in banks.

During January 2014 to September 2014, $141.6 million (RMB 870 million) of bank notes were borrowed from the various banks in total, and $198.3 million (RMB 1.22 billion) were repaid upon maturity.

In connection with these borrowings, the Company has pledged the following assets as collateral:

•	Fuel oil tanks;

•	Land use right of 46,142 square meters, oil storage tank and other fixed assets;

•	Land use right of 1,610,671 square meters;

In addition, two related parties, Panjing Fusheng Petrol Co., Ltd. and Donggang Xingyuan Fishery Wharf Gas Station pledged land use rights and property and equipment as additional collateral for these bank notes. The Company’s major shareholder and his wife Ms. Wang Jing and wife of the CEO Ms. Zhou Yanping have also pledged their personal assets and credits to guarantee these bank notes. Another related party, Dalian Dingfangzheng Co., Ltd. has also signed a loan guarantee agreement with the banks to guarantee these borrowings. The Company's subsidiaries, Dalian Xingyuan and Xiangshan Nanlian and our major shareholder Mr. An Fengbin also separately signed a maximum guarantee agreement with the bank, to provide maximum RMB 200 million guarantee against these borrowings.

A portion of these bank notes has been used by the Company’s subsidiary, Lianyungang Fusheng to make advances to the contractor to construct our new chemical and fuel oil blending project in Lianyungang city, and approximately $1.65 million (RMB 10.2 million) of interest has been capitalized as of September 30, 2014 (See Note 9).

Subsequently, in October 2014, Dalian Fusheng entered into a series of bank notes bill agreements with CITIC bank to borrow total of RMB 120 million (approximately $19.5 million) as working capital for six months (from October 24, 2014 to April 28, 2015). The Company's subsidiaries Dalian Xingyuan and Xiangshan Nanlian and our related party, Mr. An Fengbin separately signed a maximum guarantee agreement with the bank, to provide a maximum RMB 200 million guarantee for any bank borrowings that Dalian Fusheng borrows from CITIC bank during April 24, 2014 through April 24, 2016. The Company is also required to deposit RMB 60 million (approximately $9.8 million) restricted cash to guarantee this bank note.

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

The Share Transfer Transaction between the Company and Qingdao Energy qualified as a business combination between entities under common control and no gain or loss was recognized in the consolidated statements of net income (loss) and comprehensive income (loss). Qingdao Energy’s assets, liabilities and operating results have been consolidated in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2014, rather than from the beginning of the earliest period presented due to immateriality.

On the acquisition date, Qingdao Energy’s total assets were approximately $1.7 million, accounting for only 0.7% of the Company’s consolidated total assets; and total liabilities were approximately $2.3 million, accounting for 1.2% of the Company’s consolidated total liabilities. The assets acquired consisted of cash and cash equivalents, advance to vendors, inventory, VAT input tax recoverable and property and equipment. The liabilities consisted of accounts payable, other accounts payable, related party loan payable and accrued expenses. There was no revenue reported since its inception and Qingdao Energy reported a net loss of $103,060 and $60,176 for the three months ended September 30, 2014 and 2013, respectively, and a net loss of $315,621 and $194,451 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 15 - RELATED PARTY TRANSACTIONS

During the normal course of the business, the Company temporarily borrows money from its principal shareholders or officers to finance its working capital as needed. The amounts are usually unsecured, non-interest bearing and due on demand.

The following summarizes the Company’s loans payable to related parties:

	September 30, 2014	December 31, 2013
Shanghai Xifa Petrochemical Co., Ltd. (1)	$-	$396,999
Wujiang Huayuan Petrochemical Co., Ltd. (1)	-	724,829
Donggang Xingyuan Shipyard Co., Ltd. (1)	-	369,329
Dallian Dongfangzheng (2)	338,918	-
Boxing County Yuanquan New Energy Co., Ltd. (2)	112,189	-
Chen Weiwen, legal representative of Xiangshan Nanlian	81,256	81,828
Zhou Yanping, wife of the CEO (3)	159,505	-
An Fengkui, brother of Mr. An Fengbin (4)	162,512	-
An Fengbin, legal representative of the Company’s several subsidiaries	22,451	22,609
Total	$876,831	$1,595,594

(1)	Shanghai Xifa Petrochemical Co., Ltd., Wujiang Huayuan Petrochemical Co., Ltd. and Donggang Xingyuan Shipyard Co., Ltd. are entities controlled by the Company’s major shareholder. Loans from these related parties have been fully repaid during the second quarter of 2014.

(2)	Dalian Dongfangzheng and Boxing County Yuanquan New Energy Co., Ltd. are entities controlled by the Company’s related party, Mr. An Fengbin.

(3)	Ms. Zhou Yanping, wife of the CEO, Mr. Wang Hao, has provided personal funds to the Company as working capital. In addition, she deposited personal cash of $4.9 million (equivalent to RMB 30 million) with Xingye Bank as restricted cash to guarantee certain bank notes that the Company borrowed from Xingye Bank.

(4)	Mr. An Fengkui, brother of Mr. An Fengbin, provided personal funds to the Company as working capital.

In connection with the Company’s bank loans and bank notes borrowed from PRC Banks, the Company’s major shareholder, his wife and several other related parties controlled by the major shareholder provided loan guarantees for the Company’s bank borrowings. (See Note 12 and Note 13)

On May 14, 2014, a Share Transfer Agreement has been signed between Oriental Excel Enterprises Limited, a British Virgin Island company controlled by the Company’s major shareholder, Mr. An Fengbin and his wife Ms. Wang Jing, and Hao De International Limited, a Seychelles International Business Company controlled by the CEO, Mr. Wang Hao. Pursuant to the terms and conditions of this Agreement, Oriental Excel Enterprises Limited agreed to sell, assign, transfer and deliver 4,890,451 shares of the Company’s common stock it owns (representing 50.2% of the issued and outstanding common shares of the Company) to Hao De International Limited at cash consideration of $9,780,902. The purchase price shall be paid in four installments, of which the first 40% installment payment was to be paid upon the execution of the agreement; the second installment of 20% will be paid on May 5, 2015; the third installment payment of 20% will be paid on November 5, 2015 and the fourth installment payment of 20% will be paid on May 5, 2016. After this share transfer transaction, Mr. Wang Hao will become the largest shareholder of the Company.

Note 16– EQUITY

On June 7, 2013, the Company issued 250,000 shares to a third-party consultant for consulting services. The consulting service period is from June 8, 2013 to June 8, 2014. The fair value of this compensation is based on the closing stock price on the grant date. Amortization of stock-based compensation expense was $-0- and $356,667 for the nine months ended September 30, 2014 and 2013..

On June 7, 2013, the Company also issued warrants to purchase 200,000 shares at an exercise price of $1.50 to this Consultant. These warrants vested on June 30, 2014 and are exercisable three years from date of issuance.

The fair value of the warrants was calculated using the following assumptions: volatility 137%, risk free interest rate at 0.52% and 0.66% on the grant date and June 30, 2013, respectively, and expected term of 3.5 years. The fair value of these warrants was $102,836 at the grant date, $290,687 on December 31, 2013 and $579,831 on September 30, 2014. The Company recognized a loss of $307,746 and $289,144 from the change in fair value of the warrants for the three and nine months ended September 30, 2014, respectively. The Company recognized a loss of $270,539 and $260,389 from the change in fair value of the warrants for the three and nine months ended September 30, 2013, respectively. The related amortization of share-based compensation expense was $-0- and $25,709 for the three months ended September 30, 2014 and 2013, respectively. The related amortization of share-based compensation expense was $42,848 and $34,279 for the nine months ended September 30, 2014 and 2013, respectively.

These warrants are included in diluted weighted average shares calculation for the three months ended September 30, 2014, but the impact of all potential dilutive securities outstanding was anti-dilutive due to the Company's net loss for the nine months ended September 30, 2014.

Pursuant to the terms of the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), on September 25, 2013, the Company’s Board of Directors approved and adopted the following changes to the executive and independent director compensation: (i) Independent director equity compensation – the Board granted to each independent director shares of the Company’s common stock in the amounts equivalent to each independent director’s annual commitments, i.e. Wen Jiang and Yudong Hou - $15,000 each, and Zhenyu Wu - $18,000, and (ii) Executive management equity compensation – the Board granted to An Fengbin, the Company’s former CEO, and Wang Hao, the Company’s former CFO and current CEO, shares of the Company’s common stock in the amounts equivalent to their respective annual base salaries, i.e. An Fengbin - $150,000, and Wang Hao - $75,000. The stock price on the grant date was $0.69 per share, which represents the average closing price of the Company’s common stock over the 30 day period preceding the grant date. All of these stock grants are to vest as follows: ½ of each such grant vesting on the date of the grant and the remaining ½ - 6 months from the grant date. $34,125 and $102,375 of stock compensation expense was recognized during the three and nine months ended September 30, 2014, respectively. $136,500 of stock compensation expense was recognized for services provided during the three and nine months ended September 30, 2013.

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

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as a general reserve fund, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer a portion of their net assets to the Company. The restricted amounts as determined pursuant to PRC statutory laws totaled approximately $3,933,000 as of September 30, 2014 and December 31, 2013.

NOTE 18 - TAXES

(a) Corporate Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the location in which each entity is domiciled.

Entity	Income Tax Jurisdiction
Andatee Marine Fuel Services Corp.	U.S.A
Goodwill Rich International	Hong Kong, PRC
Fusheng, Xingyuan and their subsidiaries	Mainland, PRC

United States

The parent Company Andatee China Marine Fuel Services Corp. was incorporated in the United States and has incurred net operating losses for U.S. federal income tax purposes as of September 30, 2014. Andatee had loss carry forwards of approximately $902,000 for U.S. income tax purposes available for offsetting against future taxable U.S. income, expiring in 2034. Management believes that the realization of the benefits from these losses is uncertain due to its history of continuing losses in the United States. Accordingly, a full valuation allowance has been provided against the gross deferred tax asset. The valuation allowance as of September 30, 2014 and December 31, 2013 was approximately $307,000.

Hong Kong, PRC

The Company’s wholly owned subsidiary Goodwill Rich was incorporated in Hong Kong and is subject to Hong Kong corporate income tax at a rate of 16.5 % on the estimated assessable profits arising from Hong Kong. Goodwill Rich has not earned any income that was derived in Hong Kong since inception and therefore was not subject to Hong Kong income tax. As of September 30, 2014, the estimated net operating loss carry forwards for Hong Kong income tax purposes amounted to approximately $4,400,000, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for Hong Kong income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2014 and December 31, 2013 against the gross deferred tax asset. The valuation allowance as of September 30, 2014 and December 31, 2013 was approximately $730,000 and $632,000, respectively.

Mainland, PRC

The Company’s wholly owned subsidiaries in China are governed by the Income Tax Law of the People’s Republic of China, which are currently subject to tax at a statutory rate of 25 % on net income reported after appropriated tax adjustments.

The following table reconciles the statutory rates to the Company’s effective tax rate for the periods indicated:

	September 30, 2014	September 30, 2013
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
Hong Kong income tax	-	-
China Statutory income tax rate	25.0	25.0
Non-deductible expenses-permanent difference (1)	32.9	176.4
Changes in valuation allowance	74.5	(25.2)
Effective tax rate	132.4%	176.2%

(1)	Non-deductible expenses primarily included legal, accounting and other consulting expenses of Hong Kong and PRC subsidiaries which are not expected to be deductible for income taxes in the future.

The income tax provision (benefit) for the three and nine months ended September 30, 2014 and 2013 is as follows:

	For the Three Months Ended September 30,		For the nine Months Ended September 30,
	2014	2013	2014	2013

Current	$1,523,361	$14,503	$1,666,920	$689,407
Deferred	-	393,550	-	187,900
Total	$1,523,361	$408,053	$1,666,920	$877,307

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forward. Some of the Company’s subsidiaries have loss carryovers that can only be used to offset their own future taxable income. The loss carry forward for those subsidiaries amounted to approximately $5,766,000 as of September 30, 2014 and expire through 2018. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized.

The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes, and other relevant factors.

For the three and nine months ended September 30, 2014, management believes that the realization of the benefit arising from the losses of certain PRC subsidiaries appears to be uncertain and may not be realizable in the near future. Therefore, a full valuation allowance has been provided.

The components of deferred tax assets consist of the following:

	September 30, 2014	December 31, 2013
Net operating loss of subsidiaries	$1,439,739	$1,467,611
Temporary differences	380,429	(571,972)
Effect of foreign currency exchange rate	2,281	(11,589)
Total	1,882,449	884,050
Less: valuation allowance	(1,882,449)	(884,050)
Deferred tax assets	$-	$-

The net change in the valuation allowance was an increase of approximately $692,600 and $938,000 for the three and nine months ended September 30, 2014. As of September 30, 2014, the tax years ended December 31, 2008 through December 31, 2013 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

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

 (c) Taxes Payable

Taxes Payable consisted of the followings:

	September 30, 2014	December 31, 2013
Income Tax Payable	$1,230,182	$1,024,169
VAT Payable	2,989,611	4,243,761
Other Tax Payable	800,927	986,127
Total	$5,020,720	$6,254,057

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

The Company’s commitment for minimum lease payments under these operating leases is as follows:

For the twelve months ending September 30,
2015	$274,175
2016	274,175
2017	274,175
2018	274,175
2019	274,175
Thereafter	822,525
Total	$2,193,400

Supply Agreements

The Company executed a 10-year agreement expiring in August 2020 to supply marine fuel to Haiyu Fishery Limited Corporation ("Haiyu") and Jinghai Group ("Jinghai"). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province.

Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.05 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the three and nine months ended September 30, 2014 and 2013, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

Five-year Strategic Cooperative Framework Agreement

In order to support the Company’s new growth initiative into the clean energy segment, on September 3, 2014, the Company’s subsidiary Qingdao Grand New Energy Co.,Ltd. signed a 5-year strategic cooperative agreement with Think Way International Financial Leasing Co., Ltd. (“TWF”), in which TWF will provide facilities and equipment leasing, project financing and financial advisory services to the Company in the amount of up to RMB2.5 billion (or approximately USD$400 million), for the next five years (from September 3, 2014 to September 3, 2019). The parties agreed that terms and provisions of each specific project financing will be agreed upon and entered into by the parties in a definitive financing agreement at the time of such project. For the three and nine months ended September 30, 2014, no such services have been provided by TWF to the Company.

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

As of September 30, 2014, all of the Company’s cash was on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

For the three months ended September 30, 2014, five customers accounted for 29.1%, 20.5%, 12.0%, 11.5% and 11.0% of the Company’s total revenue, respectively. For the three months ended September 30, 2013, one customer accounted for 43.1% of the Company’s total revenue.

For the nine months ended September 30, 2014, three customers accounted for 17.5%, 14.9% and 10.8% of the Company’s total revenue, respectively. For the nine months ended September 30, 2013, one customer accounted for 14.5% of the Company’s total revenue.

As of September 30, 2014, four customers accounted for 23.5%, 18.0%, 18.0% and 17.4% of the Company’s total accounts receivable, respectively. As of September 30, 2013, three customers accounted for 16.5%, 15.1% and 11.3% of the Company’s total accounts receivable, respectively.

For the three months ended September 30, 2014, four vendors accounted for 30.2%, 27.1%, 16.3% and 15.1% of the Company’s total purchases, respectively. For the three months ended September 30, 2013, one vendor accounted for 14.1% of the Company’s total purchase.

For the nine months ended September 30, 2014, four vendors accounted for 17.0%, 14.6%, 13.3% and 12.4% of the Company’s total purchases, respectively. For the nine months ended September 30, 2013, two vendors accounted for 12.8% and 12.0% of the Company’s total purchases, respectively.

As of September 30, 2014, four vendors accounted for 42.0%, 24.3%, 17.0% and 12.6% of the Company’s total advances to suppliers, respectively. As of September 30, 2013, three vendors collectively accounted for 33.7%, 28.3% and 15.3% of the Company’s total advances to suppliers, respectively.

NOTE 21 - SUBSEQUENT EVENTS

On October 10, 2014, pursuant to the terms of the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), the Company’s Board of Directors approved and adopted the following changes to the executive and independent director compensation: (i) Independent director equity compensation – the Board granted to each independent director shares of the Company’s common stock in the amounts equivalent to each independent director’s annual commitments, i.e. Wen Jiang, Yudong Hou and Shao-Hua Chu - $15,000, respectively, and Zhenyu Wu - $18,000, and (ii) Executive management equity compensation – the Board granted the Company common stock in the amounts equivalent to $50,000 to CEO Mr. Wang Hao and $25,000 to CFO Mr. Zhang Quan. The stock price on the grant date was $2.94 per share, which represents the average closing price of the Company’s common stock over the 30 day period preceding the grant date. All of these stock grants are to vest as follows: ½ of each such grant vesting on the date of the grant and the remaining ½ - 6 months from the grant date.

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

Except where the context otherwise requires and for purposes of this Quarterly Report:

• the terms “we,” “us,” “our company,” “our” refer to Andatee China Marine Fuel Services Corporation, a Delaware corporation, its subsidiaries Goodwill Rich International Limited and Dalian Fusheng Consulting Co. Ltd., its subsidiaries, Dalian Xifa Petrochemical Company, Ltd., Qingdao Grand New Energy Co., Ltd., Shandong Xifa Prochemical Company, Ltd., Shanghai Fusheng Petrochemical Company, Donggang Xingyuan Marine Bunker Company Ltd., Rongcheng Xinfa Petroleum Company Ltd., Rongcheng Mashan Xingyuan Marine Bunker Co. Ltd., Rongcheng Zhuoda Trading Co., Ltd., Suzhou Fusheng Petrol Co. Ltd., Wujiang Xinlang Petrol Co., Ltd, Lianyungang Fusheng Petrochemical Company, Ltd., and its previous variable interest entity (VIE), Dalian Xingyuan Marine Bunker Co. Ltd., through which entity we conducted all of our business operations and since we have transferred most of them under the direct control of Dalian Fusheng Petrol Co. Ltd. , and only two subsidiaries of the VIE, which is Xiangshan Yongshi Nanlian Petrol Company Ltd.; and Lianyungang Xingyuan Marine Bunker Co., Ltd.;

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

We carry out all of our business through our Hong Kong subsidiary, Goodwill, its wholly-owned Chinese subsidiary, Fusheng, and Fusheng’s variable interest entity (VIE), Xingyuan, and Xingyuan’s subsidiaries (Xingyuan and its subsidiaries being collectively referred to as the VIE entities). A VIE is an entity under ASC 810, “Consolidation”, where equity investors do not have the characteristics of a controlling financial interest (see Note 3 of Notes to Consolidated Financial Statements). Through Xingyuan, we are a leading marine fuel supplier along the coast of east China. Our products include cargo vessel fuel classified as CST180 and CST120, fishing boat fuel classified as#1, #2, #3 and #4, which are close substitutes for diesel used throughout the region’s fishing industry. We produce, store, distribute and trade the blended marine fuel oil for cargo and fishing vessels. Backed by core facilities, including storage tanks, tankers and berths, our sales network covers major depots along the towns of Dandong, Shidao, Shanghai and Shipu, which are famous for their fishing tradition and industry.

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

During the second quarter ended June 30, 2014, Dalian Fusheng acquired the remaining 39% capital shares from Suzhou Fusheng’s minority shareholders, Mr. Zhong bin and Wujiang Coal and Petroleum Co., Ltd. for  cash consideration of RMB 11.7 million.  Suzhou Fusheng completed the registration change with the local SAIC on May 23, 2014 to reflect the share structure change.  After the acquisition, Suzhou Fusheng became a wholly owned subsidiary of the Company.

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

Facility Expansion

In April 2011, we commenced the construction of Tengda wharf and storage tanks located in Rongcheng City, Shandong Province. The Tengda projects will expand the existing wharf and storage tanks. The capital expenditure for expanding the wharf and tank storage was RMB 46 million (US$7.47 million). The construction of Tengda wharf has been completed in 2013 after it passed the inspection conducted by local the government agencies.

In July 2011, we commenced the constructions of new blending facilities in Xinfa in Rongcheng City, Shandong province, which is designed to improve our production capabilities in blending with 20,000 cm tanks on site. The capital expenditure was RMB 25 million (US$ 4.06 million). The construction of the blending facilities in Xinfa has also been completed in 2013 after it passed the inspection conducted by local the government agencies.

In September 2011, our subsidiary Suzhou Fusheng entered into a 10 year oil storage tank lease agreement with third-party Wujiang Coal & Oil Company Limited, to lease the use right for 14 oil tanks with total volume of 16,000 cubic meters, with annual lease price of RMB 1.685 million (or total lease price of RMB 16.85 million for 10 years).

On January 7, 2013, our subsidiary, Lianyungang Fusheng entered into a cooperative agreement with local government Jiangsu Guanyun County Lingang Industrial Park Management Committee, and agreed to invest approximately RMB 2 Billion (about USD $324.6 million) in Lingang Industrial Park to start a chemical material manufacturing project. On October 18, 2013, we obtained a Certificate of Land Use Right for the first batch of land totaling 1.6 million square meters at a cost of RMB 53.3 million. In December 2013, we have advanced approximately RMB 100 million to the contractor to start the chemical and fuel oil blending project, in March 2014, we advanced an additional RMB 100 million and in May 2014, we advanced an additional RMB 216.9 million for the CIP project, which is expected to be completed by the end of 2015 due to delayed land improvement for this project.

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

On December 31, 2013, Dalian Fusheng, Dalian Xingyuan and Dalian Xifa jointly formed a new subsidiary Xinniu Development Co., Ltd. (“Xinniu”) in the city of Dalian under the laws of the PRC with registered capital of $32.5 million (RMB 200 million). On January 22, 2014, Xinniu Development completed its registration and obtained the business license from local SAIC.

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

Supply Agreements

We have established strong ties with our upstream suppliers. Our top 5 raw material suppliers are either state-owned enterprises or supported by state-owned enterprises, from which we received in excess of 39.1% of our total raw supplies purchases in nine months ended September 30, 2013 and in excess of 64.7% of our total raw materials purchased in nine months ended September 30, 2014. We also benefit from these relationships by being able to lease advanced facilities from our suppliers, which reduces our transportation costs and time and expedites deliveries of raw materials and, thus, improves customer service.

In September 2010, the Company executed 10-year agreements to supply marine fuel to Haiyu Fishery Limited Corporation (“Haiyu”) and Jinghai Group (“Jinghai”). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province. Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.05 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For the three and nine months ended September 30, 2014 and 2013, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

In order to support the Company’s new growth initiative into the clean energy segment, on September 3, 2014, the Company’s subsidiary Qingdao Grand New Energy Co., Ltd. signed a 5-year strategic cooperative agreement with Think Way International Financial Leasing Co., Ltd. (“TWF”), in which TWF will provide facilities and equipment leasing, project financing and financial advisory services to the Company in the amount of up to RMB2.5 billion (or approximately USD$400 million), for the next five years (from September 3, 2014 to September 3, 2019). The parties agreed that terms and provisions of each specific project financing will be agreed upon and entered into by the parties in a definitive financing agreement at the time of such project. For the three and nine months ended September 30, 2014, no such services have been provided by TWF to the Company.

Operational Initiatives in 2014

During the nine months ended September 30, 2014, we continue to undertake the following steps designed to reduce the overall production and transportation costs:

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

Results of operations- Comparison of the three and nine months ended September 30, 2014 and 2013

Revenue

For three months ended September 30, 2014, our revenue increased by $84.7 million, or 137.6%, from $61.6 million in three months ended September 30, 2013 to $146.3 million in 2014.

For the nine months ended September 30, 2014, our revenue increased by $172.8 million or 90.5%, from $190.9 million in nine months ended September 30, 2013 to $363.8 million in 2014.

The increase in our revenues was mainly due to increased sales volume. Our overall sales volume increased by 65,209 tons, or 53.6%, from 121,573 tons for the third quarter ended September 30, 2013 to 186,782 tons for the third quarter ended September 30, 2014. For the nine months ended September 30, 2014, our overall sales volume increased by 195,002 tons, or 70%, from 278,480 tons for the nine months ended September 30, 2013 to 473,482 tons for the nine months ended September 30, 2014.

The increase in revenue was affected by the following factors:

•	The increase in our sales volume was primarily driven by increased market demand for our #1, #4 and 120CST blended fuel oil which has a relatively competitive market price targeting a broad range of fishing boats and cargo vessel customers. Among our total sales volume in the third quarter of 2014, approximately 24.1% was from sales of our #1 fuel oil, 34.5% was from sales of our #4 fuel oil and 34.8% was from sales of our 120CST fuel oil. Among our total sales volume for the nine months ended September 30, 2014, 23.7% was from sales of our #1 fuel oil, approximately 49.5% was from sales of our #4 fuel oil and 16% was from sales of our 120CST fuel oil. The increase in sales volume was largely affected by our focus on large sales of fuel oils to several large wholesalers with competitive price offerings as discussed below.

•	The increase in our revenue was affected by changes in our selling price on certain key products. When comparing the third quarter ended September 30, 2014 to the same period of 2013, the average selling price of our best-seller, #4 fuel oil increased about 6.6%, and the average selling price for our #1 fuel oil increased about 131.6%. When comparing the nine months ended September 30, 2014 to the same period of 2013, the average selling price of our best-seller, #4 fuel oil decreased about 4.3%, the average selling price for #1 fuel oil increased about 72.6% and the average selling price for 120CST fuel oil increased about 18.9%. The changes in selling prices for these products positively stimulated customer’s purchase demand and led to the increase in our sales volume.

•	Also, we shifted our strategy from retail sales of fuel oil to wholesale sales of fuel oil to large wholesalers located at extended geographic markets, such as in Shanghai, Zhejiang and Shandong Province. Our wholesale business also helped to increase the sales volume.

For the three months ended September 30, 2014, #1 marine fuel represented 24.1% of our sales, #2 marine fuel represented 3.3% of our sales, #3 marine fuel represented 3.2% of our sales, #4 marine fuel represented 34.5% of our sales, 180CST represented 0.2% of our sales and 120CST represented 34.8% of our sales.

For the three months ended September 30, 2013, #1 marine fuel represented 28.5% of our sales, #2 marine fuel represented 20.1% of our sales, #3 marine fuel represented 15.6% of our sales, #4 marine fuel represented 10.3% of our sales, 180CST represented 25.5% of our sales and no sales reported on 120CST.

For the nine months ended September 30, 2014, #1 marine fuel represented 23.7% of our sales, #2 marine fuel represented 2.4% of our sales, #3 marine fuel represented 6.8% of our sales, #4 marine fuel represented 49.5% of our sales, 180CST represented 1.6% of our sales and 120CST represented 16% of our sales.

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

Our cost of revenues increased by $82.5 million, or 145.7%, from $56.6 million for the third quarter ended September 30, 2013 to $139.2 million for the third quarter ended September 30, 2014, primarily due to increased sales volume from 121,573 tons sold for the third quarter ended September 30, 2013 to 186,782 tons sold for the third quarter ended September 30, 2014.

For the nine months period, our cost of revenues increased by $166 million, or 92.9%, from $178.6 million for the nine months ended September 30, 2013 to $344.6 million for the nine months ended September 30, 2013 due to increased sales volume from 278,480 tons sold for the nine months ended September 30, 2013 to 473,482 tons sold for the nine months ended September 30, 2014.

The increase in our cost of revenue was primarily due to the following reasons:

•	Cost of revenue increased due to increased sales volume as discussed above. As more quantity was sold, more costs have been allocated to the volume of products sold.

•	The Company’s weighted inventory costs was largely affected by global oil price fluctuations (the global crude oil trading prices increased from $98 per barrel in August 2013 to about $102 in late December 2013 and then slightly dropped to $99 per barrel in March 2014 and then slightly increased to $104 per barrel in June 2014, and then dropped to $96 per barrel in September 2014. The Company purchases crude oil and fuel from upstream suppliers for blend and resale. Due to the fluctuation of crude oil price, cost of revenue was largely influenced by the purchase cost incurred, which is further allocated to the products sold.

•	The average cost per unit increased from $466 per ton in the third quarter ended September 30, 2013 to $745 per ton in the third quarter ended September 30, 2014. For the nine months ended September 30, 2014, our average unit cost per ton was $728 as compared to $642 for the same period of 2013. The increase in our average unit cost was largely affected by the international crude oil price fluctuations. On the other hand, we put our efforts to import fuel oils from overseas markets since the second half of 2013, which enabled the Company to avoid incurring higher purchase costs from domestic suppliers only. The overall increase in cost of revenue was primarily affected by the increased sales volume as discussed above.

Gross Margins

Our gross profit increased by $2.2 million, or 44.9%, to $7.1 million for the quarter ended September 30, 2014 as compared to $4.9 million in the quarter ended September 30, 2013. As a percentage of revenues, our gross profit margin was 4.9% and 8.0% for the third quarter of 2014 and 2013, respectively.

Our gross profit increased by $6.8 million, or 55.2%, to $19.1 million for the nine months ended September 30, 2014 as compared to $12.3 million for the nine months ended September 30, 2013. As a percentage of revenues, our gross profit margin was 5.3% and 6.5% for the nine months ended September 30, 2014 and 2013, respectively.

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

For the three and nine months ended September 30, 2014, the increase in our gross margin was largely attributable to increased sales volume as compared to the same period of 2013, as discussed above. However, the decrease in our GP% was due to increased unit costs affected by higher purchase costs resulting from international crude oil price fluctuations, plus the shifting of our sales mix from the retail side to the wholesale side.

With the completion of the Company’s distribution network setup in Shandong, Jiangsu and Zhejiang, we intend to increase our sales in these regions in the near future and also improve our gross profit margins. We expect to have a margin recovery as the new market gains sales momentum and recovery of macroeconomic conditions in the energy industry. Moreover, we are working on research and development of better formulas for blended fuel products to decrease our costs to increase our gross profit margins.

Selling Expenses

Our selling expenses consist primarily of employee compensation and benefits for our sales and marketing staff, promotional and advertising activities and for leasing the oil storage tanks.

Selling expenses increased by $38,194, or 10.4%, from $367,616 for the three months ended September 30, 2013 to $405,810 for the three months ended September 30, 2014. This increase is mainly due to increased transportation costs incurred to deliver the fuel oil to wholesalers when sales volume increased during the third quarter of 2014. As a percentage of revenues, selling expenses decreased from 0.6% for the three months ended September 30, 2013 to 0.3% for the three months ended September 30, 2014.

Selling expenses decreased by $307,685, or 26%, from $1,184,647 for the nine months ended September 30, 2013 to $876,962 for the nine months ended September 30, 2014. This decrease is mainly due to reduced sales promotion expenses and lease expenses. As a percentage of revenues, selling expenses decreased from 0.6% for the nine months ended September 30, 2013 to 0.2% for the nine months ended September 30, 2014.

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

General and administrative expenses decreased $971,427, or 27.4%, from $3.5 million for the three months ended September 30, 2013 to $2.6 million for the three months ended September 30, 2014. The decrease was because of decreases in bad debt expense due to our efforts to collect the outstanding accounts receivable and realization of the advances to suppliers. As a percentage of revenues, general and administrative expenses decreased from 5.8% for the three months ended September 30, 2013 to 1.8% for the three months ended September 30, 2014.

 General and administrative expenses decreased by $429,888, or 5.6%, from $7.7 million for the nine months ended September 30, 2013 to $7.3 million for the nine months ended September 30, 2014. The decrease was because of decreases in bad debt expense due to our efforts to collect the outstanding accounts receivable and realization of the advances to suppliers. As a percentage of revenues, general and administrative expenses decreased from 4.0% for the nine months ended September 30, 2013 to 2.0% for the nine months ended September 30, 2014.

We expected that our overall general and administrative expenses would increase in connection with our re-organizing our corporate structure, and hire more experienced management personnel in the near future.

Interest Expense

Interest expense increased by $1.6 million, from $0.74 million for the three months ended September 30, 2013 to $2.34 million for the three months ended September 30, 2014.

Interest expense increased by $7.9 million, from $2.82 million for the nine months ended September 30, 2013 to $10.73 million for the nine months ended September 30, 2014.

The increase in interest expense was due to increased amortization of prepaid interest incurred on our bank acceptance bills and short-term bank loans for the three and nine months ended September 30, 2014.

The increase in interest was due to our increased borrowing of short-term loans and bank notes bills for working capital and capital expenditures.

Provision for Income Taxes

For the three months ended September 30, 2014, we reported income tax expense of $1,523,361. For the three months ended September 30, 2013, we reported income tax expense of $408,053. Income tax expense increased by $1.1 million or 273.3%.

For the nine months ended September 30, 2014, we reported income tax expense of $1,666,920. For the nine months ended September 30, 2013, we reported income tax expense of $877,307. Income tax expense increased by $789,613 or 90%.

The increase in income tax expense for the three and nine months ended September 30, 2014 was due to increased taxable income for several of the Company’s subsidiaries such as Dalian Fusheng, Dalian Xingyuan and Dalian Xifa, which were affected by increased sales volume and selling price as discussed above.

Net Income (loss) Attributable to the Company

Net income attributable to the Company increased by $668,141, from a net loss of $542,859 for the three months ended September 30, 2013 to net income of $125,282 for the three months ended September 30, 2014. The increase in our net income was mainly the result of our increase in revenues, decrease in general and administrative expenses, and offset by an increase in interest expense as discussed above.

 Net loss attributable to the Company increased by $97,011, from a net loss of $287,303 for the nine months ended September 30, 2013 to net loss of $384,314 for the nine months ended September 30, 2014. The increase in net loss was mainly the result of an increase in interest expense for the periods indicated.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of approximately $0.2 million in our bank accounts, and additionally, we have set aside $45.6 million of restricted cash on our bankers’ acceptance notes. We have received a credit rating of AA- from our banks. Therefore, we believe that we will be able to renew our current short-term bank loans upon maturity and obtain additional new bank loans, if necessary, during 2014 and 2015. Subsequently in October 2014, we obtained an additional short-term loan of RMB 40 million (approximately $6.5 million) and bank note bills of RMB 120 million (approximately $19.5 million) from CITIC Bank as working capital to support our facility expansion and inventory purchases. We are expecting to generate additional cash flows in the coming period of time from our new sales regions and increase our revenue during the sales season. We believe our existing cash and cash equivalents, our cash generates from our operations, and our bank financing will be sufficient to maintain our operations at present level for at least the next 12 months.

As of September 30, 2014, our balance sheet reported a working capital deficit of $82.5 million, primarily because we raised short-term bank loans and bank note borrowings during the nine months ended September 30, 2014 and continued to borrow additional bank note bills as needed. As of September 30 2014, about $68 million in bank borrowings have been used for construction in process and purchasing property, equipment and intangible assets. In addition, during first and second quarters of 2014, we started to stockpile inventory in order to prepare for the upcoming sales season, which led to an increase in accounts payable as of September 30, 2014.

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

In September 2010, the Company executed a 10-year agreements to supply marine fuel to Haiyu Fishery Limited Corporation (“Haiyu”) and Jinghai Group (“Jinghai”). Both Haiyu and Jinghai are located in Rongcheng City, Shandong province. Under the terms of the agreement with Jinghai, the Company is to supply Jinghai with up to 20,000 tons of marine fuel per year at local market wholesale prices within that particular geographic area. The agreement also provides Jinghai with a rebate equivalent to an annual payment of RMB 0.3 million (approximately USD 0.05 million) for ten years if annual sales of 20,000 tons of fuels are achieved. For three and nine months ended September 30, 2014 and 2013, Jinhai did not achieve the sales target and accordingly no rebate was provided to Jinhai.

In order to support the Company’s new growth initiative into the clean energy segment, on September 3, 2014, the Company’s subsidiary Qingdao Grand New Energy Co.,Ltd. signed a 5-year strategic cooperative agreement with Think Way International Financial Leasing Co., Ltd. (“TWF”), in which TWF will provide facilities and equipment leasing, project financing and financial advisory services to the Company in the amount of up to RMB2.5 billion (or approximately USD$400 million), for the next five years (from September 3, 2014 to September 3, 2019). The parties agreed that terms and provisions of each specific project financing will be agreed upon and entered into by the parties in a definitive financing agreement at the time of such project. For the three and nine months ended September 30, 2014, no such services have been provided by TWF to the Company.

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

 The following table sets forth a summary of our cash flows for the periods indicated:

	For nine months ended September 30,
	2014	2013
Cash flow data:
Net cash provided by (used in) operating activities	$45,724,227	$(33,320,502)
Net cash used in investing activities	(56,297,907)	(7,550,410)
Net cash (used in) provided by financing activities	(11,731,926)	50,356,942
Effect of exchange rate on cash	(130,195)	162,267
Net changes in cash	(22,435,801)	9,648,297
Cash at beginning of period	22,638,820	1,625,705
Cash at end of period	$203,019	$11,274,002

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was approximately $45.7 million, which was primarily as a result of the following factors:

•	Decrease in accounts receivable of $24.6 million because we expedited the cash collections after credit sales.

•	Increase in inventory purchases of $36.9 million in order to stockpile inventory when crude oil price were relatively low and to prepare for satisfying expected increased customer demand.

•	Decrease in advances to suppliers of $24.9 million because certain prior year advance payments to suppliers for inventory purchases have been realized during 2014.

•	Increase in other current assets of $4.6 million because about RMB 31 million VAT Input tax has been recorded due to timing difference.

•	Increase in accounts payable of $28.9 million because of our purchase of inventory on credit from several suppliers for inventory stockpile purposes.

•	Decrease in taxes payable of $1.2 million because we delayed the payment of prior year VAT tax and income tax until January 2014 due to timing difference between bookkeeping and filing the tax returns.

Net cash used in operating activities for the nine months ended September 30, 2013 was approximately $33.3 million, which was primarily a result of the following factors:

•	Net loss of $379,328;
•	An increase in accounts receivable of $23.8 million as a result of our increased credit sales;
•	Purchase of inventories of $27.9 million as a result of anticipating increased sales volume in the expanded distribution network and upcoming fishing season;
•	An increase in advances to suppliers of $0.8 million because more advance payments have been paid to suppliers for the inventory purchase;
•	A decrease in advances from customers of $5 million because the same amount has been recognized as revenue when products have been delivered to customers and when revenue recognition criteria have been met;
•	An increase in accounts payable of $16.8 million due to increased purchase of materials in anticipation of future purchase price increases and in order to prepare for next sales peak season.
•	An increase in prepaid expense and other current assets by $3.4 million because of increased prepaid interest expense on our outstanding notes bills and increased employee advance for business development purpose.

Investing Activities

Cash used in investing activities was $56.3 million for the nine months ended September 30, 2014, which was primarily attributable to:

•	Our expenditures on our construction in progress of $53.9 million, because our subsidiary, Lianyungang Fusheng paid an additional RMB 316.9 million to contractor for the construction of our new chemical and fuel oil blending project in Lianyungang City.

•	Cash paid for acquiring a noncontrolling interest of $1.9 million because the Company acquired the 39% noncontrolling interest in Suzhou Fusheng.

•	Our expenditures of $1.8 million to purchase machinery and equipment for our newly acquired subsidiary, Qingdao Grand New Energy.

•	$1.3 million cash collected back from disposal of our equity investment in Dalian Haode through transfer of our equity ownership in Haode to a related party, Dalian Dongfangzheng.

Cash used in investing activities was $7.55 million for the nine months ended September 30, 2013, which was attributable to:

•	An equity investment of $1.28 million to an unconsolidated entity Dalian Haode, in which we have a 20% equity interest
•	Expenditures on acquisition of property of $88,554
•	Prepayment for land use right of $4.45 million because the Company’s newly formed subsidiary Lianyungang Fusheng expects to obtain a land use right from the local government to build a new manufacturing plant on this land.
•	Cash paid for acquiring noncontrolling interest of $1.72 million because the Company’s subsidiary Dalian Xingyuan acquired the 37% noncontrolling interest from the minority shareholder Mr. Chen Weiwen during third quarter of 2013 through a related party transaction.

Financing Activities

Cash used in financing activities was $11.7 million for the nine months ended September 30, 2014. It consists of net proceeds from short-term bank loans of $27.3 million, repayments of short-term bank loans of $30.8 million, proceeds from bank notes of $141.6 million while repaying bank notes of $198.3 million, restricted cash collected of $53.5 million due to the decrease in our bank notes payable, repayment of $0.7 million of loans to related parties, and payments for deferred financing costs of $4.1 million.

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

Changes in Internal Controls over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting during our third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s financial statements as of September 30, 2014.

Item 1A.	Risk Factors

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not engage in any unregistered sales of equity securities during the fiscal quarter ended September 30, 2014. The Company did not repurchase any of its equity securities during the same fiscal period.

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

Andatee China Marine Fuel Services Corporation

Date: November 14, 2014	By:	/s/ Wang Hao
Wang Hao
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Quan Zhang
Quan Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit Table

3.1(i)	Certificate of Incorporation (1).

3.1.1(i)	Amendment to the Certificate of Incorporation (1).

3.1(ii)	By-Laws. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the SOX of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(1)	Incorporated by reference to the exhibit with the same number to the Company’s Registration Statement on Form S-1 (SEC File No. 333-161577) effective as of January 25, 2010.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

